Form 10-Q
period 1995-02-28
ESSEX COUNTY GAS COMPANY
filed 1995-04-12
CIK 46189

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended           FEBRUARY 28, 1995

OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________

Commission File Number 0-1166

ESSEX COUNTY GAS COMPANY
(Exact name of registrant as specified in its charter)

   Massachusetts                               04-1427020
(State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification #)

   7 North Hunt Road, Amesbury, Massachusetts             01913
    (Address of principal executive offices)            (Zip Code)

  (508)  388-4000
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by court.  Yes          No _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock outstanding as of February 28, 1995:


1,589,282

PART I - FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the registrant's Annual Report on Form 10-K for the year ended August 31, 1994 (1994 10-K). In the opinion of Management, all adjustments, consisting of normally recurring accruals considered necessary for a fair presentation, have been included. Because of the seasonal nature of the registrant's business, operating results for the three month and six month periods ended February 28, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1995.


ESSEX COUNTY GAS COMPANY

CONSOLIDATED BALANCE SHEETS

                                               February
                                               28, 1995         August
                                              (Unaudited)      31, 1994
ASSETS                                        -----------      --------

Utility plant                                 $87,773,283     $85,564,414
Less:  accumulated depreciation                19,694,445      18,519,429
                                               -----------     -----------
  Net utility plant                            68,078,838      67,044,985
                                               -----------     -----------
Other property and investments
(at original cost)                                505,591         499,439
                                               -----------     -----------
Capitalized lease                                 721,403         741,939
                                               -----------     -----------

Current assets:

 Cash                                             755,057         130,939
 Accounts receivable:
  Customers                                     5,915,843       1,629,383
  Other                                           336,480         407,523
 Income tax refund                                      -         688,000
 Supplemental fuel inventory trust              5,357,067       6,783,404
 Materials and supplies                           512,080         583,422
 Prepaid deferred income taxes                  1,501,466         816,445
 Prepayments and other                             98,310         316,738
                                               -----------     -----------
  Total current assets                         14,476,303      11,355,854
                                               -----------     -----------

Deferred charges:

 Regulatory assets                              2,191,649       2,636,658
 Unamortized debt expense                         652,020         665,510
 Other                                            602,470         566,179
                                               -----------     -----------
  Total deferred charges                        3,446,139       3,868,347
                                               -----------     -----------
                                              $87,228,274     $83,510,564
                                              ============    ============



ESSEX COUNTY GAS COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)
                                               February
                                               28, 1995        August
                                             (Unaudited)       31, 1994
                                             -----------       --------

CAPITALIZATION AND LIABILITIES
Common stock equity:
 Common stock, par value $2.50,
  authorized 5,000,000 shares
 Issued and outstanding 1,589,282
  shares at February 28, 1995, and
  1,572,062 at August 31, 1994                $ 3,973,204     $ 3,930,155
 Additional paid-in capital                    13,930,465      13,532,990
 Retained earnings                             12,466,356      11,857,299
 ESOP shares purchased with debt                 (225,000)       (450,000)
                                              ------------    ------------
  Total common stock equity                    30,145,025      28,870,444
                                              ------------    ------------
Redeemable preferred stock, 3,500
shares, 5.50%, $100 par value                     350,000         350,000
                                              ------------    ------------
Long-term debt, less current portion           20,746,150      21,713,124
                                              ------------    ------------
Noncurrent obligations under capital lease        677,667         699,991
                                              ------------    ------------

Current liabilities:
 Current portion of long-term debt              1,044,337       1,035,304
 Current obligation under capital lease            43,736          41,948
 Obligations under supplemental
  fuel inventory trust                          5,657,175       6,428,770
 Notes payable, banks                           5,135,000       4,500,000
 Accounts payable                               2,217,182       2,930,578
 Taxes payable                                  2,092,822               -
 Accrued interest                                 693,725         625,784
 Refundable gas costs                           1,832,718         770,184
 Transition obligations                           683,318       1,018,531
 Supplier refund due customers                  2,871,843       1,661,812
 Other                                            745,650         852,259
                                              ------------    ------------
  Total current liabilities                    23,017,506      19,865,170
                                              ------------    ------------
Deferred credits:
 Accumulated deferred income taxes              8,380,583       8,452,562
 Unamortized investment tax credit              1,315,727       1,350,779
 Deferred directors' fees                         818,738         777,871
 Regulatory liabilities                           874,994         874,994
 Other                                            901,884       1,430,623
                                              ------------    ------------
  Total deferred credits                       12,291,926      12,011,835
                                              ------------    ------------
                                              $87,228,274     $83,510,564
                                              ============    ============

See notes to consolidated statements.



ESSEX COUNTY GAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   THREE MONTHS ENDED
                                               February         February
                                               28, 1995         28, 1994
                                             (Unaudited)      (Unaudited)
                                             -----------      -----------
Operating revenues                           $20,160,226     $23,698,796
    Less:  Cost of gas                        10,299,550      12,667,177
                                             ------------    ------------
Operating margin                               9,860,676      11,031,619
                                             ------------    ------------
Operating expenses:
 Operations and maintenance expense            3,762,714       4,589,281
 Depreciation                                  1,162,760       1,217,801
 Taxes, other than federal income                837,345         781,394
 Federal income taxes                          1,276,474       1,514,300
                                             ------------    ------------
  Total operating expenses                     7,039,293       8,102,776
                                             ------------    ------------
Operating income                               2,821,383       2,928,843
Other income - net                                10,388          12,822
                                             ------------    ------------
Income before interest charges                 2,831,771       2,941,665
                                             ------------    ------------
Interest charges:
 Interest on long-term debt                      511,962         531,532
 Amortization of debt expense                      6,769           6,674
 Other interest expense                          215,067          93,983
 Allowance for funds used during
     construction                                 (9,990)         (3,160)
                                             ------------    ------------
  Total interest charges                         723,808         629,029
                                             ------------    ------------
Net income                                     2,107,963       2,312,636
red dividend requirements                         (4,812)         (5,005)
                                             ------------    ------------
Income available for common stock            $ 2,103,151     $ 2,307,631
                                             ============    ============

Common shares outstanding (weighted average)   1,587,080       1,554,396
                                             ------------    ------------
Earnings per common share                         $ 1.33          $ 1.48
                                                  -------         -------
Dividends per common share                        $  .39          $  .38
                                                  -------         -------

See notes to consolidated financial statements.



ESSEX COUNTY GAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    SIX MONTHS ENDED
                                                  February       February
                                                  28, 1995       28, 1994
                                                (Unaudited)    (Unaudited)
                                                -----------    -----------
Operating revenues                             $26,862,164     $30,295,991
   Less:  Cost of gas                           13,521,610      15,904,036
                                               ------------    ------------
Operating margin                                13,340,554      14,391,955
                                               ------------    ------------
Operating expenses:
 Operations and maintenance expenses             6,429,133       7,246,077
 Depreciation                                    1,550,520       1,552,420
 Taxes, other than federal income                1,044,551         931,192
 Federal income taxes                            1,093,948       1,344,600
                                               ------------    ------------
  Total operating expenses                      10,118,152      11,074,289

Operating income                                 3,222,402       3,317,666
Other - net                                           (867)         (4,842)
                                               ------------    ------------
Income before interest charges                   3,221,535       3,312,824
                                               ------------    ------------
Interest charges:
 Interest on long-term debt                      1,030,132       1,064,061
 Amortization of debt expense                       13,490          13,303
 Other interest expense                            363,713         176,726
 Allowance for funds used during
   construction                                    (19,911)         (5,885)
                                               ------------    ------------
  Total interest charges                         1,387,424       1,248,205
                                               ------------    ------------
Net income                                       1,834,111       2,064,619
Preferred dividend requirements                     (9,625)        (10,010)
                                               ------------    ------------
Income available for common stock              $ 1,824,486     $ 2,054,609
                                               ============    ============

Common shares outstanding (weighted average)     1,582,311       1,550,883
                                               ------------    ------------
Earnings per common share                           $ 1.15          $ 1.32
                                                    -------         -------
Dividends per common share                          $  .77          $  .75
                                                    -------         -------

See notes to consolidated financial statements.


ESSEX COUNTY GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       SIX MONTHS ENDED
                                                   February        February
                                                   28, 1995        28, 1994
                                                 (Unaudited)     (Unaudited)
                                                 -----------     -----------
Operating activities:
   Net income                                     $ 1,834,111   $ 2,064,619
   Adjustments to reconcile net income to net cash: ----------   -----------
      Depreciation and amortization                 1,833,484     1,782,407
      Provision for uncollectible accounts            915,000     1,530,400
      Deferred income taxes                          (757,000)   (1,347,907)
      Non-cash compensation related to ESOP           225,000       150,000
   Cash provided by (used in) working capital:
      Increase in accounts receivable              (5,130,417)   (8,942,653)
      Decrease in inventories including fuel        1,497,679     2,298,345
      Decrease in prepaid expenses
         and other current assets                     218,428       256,859
      Increase in refundable gas costs              1,062,534       272,568
      Increase (decrease) in accounts payable        (713,396)      569,024
      Increase in taxes payable                     2,780,822     2,237,442
      Increase in supplier refund due customers     1,210,031             -
      Other, net                                      415,807       987,373
                                                    ----------    ----------
    Total adjustments                               3,557,972      (206,142)
                                                    ----------    ----------
      Net cash provided by operating activities     5,392,083     1,858,477
                                                    ----------    ----------
Investing activities:
   Capital expenditures                            (2,947,325)   (2,688,282)
   Cost of property retirements, net of salvage        84,130       (65,258)
                                                    ----------    ----------
      Net cash used in investing activities        (2,863,195)   (2,753,540)
                                                    ----------    ----------
Financing activities:
   Dividends paid                                  (1,225,054)   (1,170,651)
   Net proceeds from issuance of common stock         414,820       319,144
   Principal retired on long-term debt               (732,941)      (94,637)
   Decrease in fuel trust                            (771,595)     (722,343)
   Principal payment on ESOP obligation              (225,000)     (150,000)
   Increase in notes payable, banks                   635,000     2,975,000
                                                    ----------    ----------
    Net cash provided by financing activities      (1,904,770)    1,156,513
                                                    ----------    ----------
     Net increase in cash                             624,118       261,450

    Cash at beginning of period                       130,939        67,830
                                                    ----------    ----------
    Cash at end of period                            $755,057      $329,280
                                                    ==========    ==========
 Supplemental disclosures:
   Cash paid for interest
       (net of amount capitalized)                $ 1,319,483   $ 1,246,326
                                                    ----------   -----------
   Cash paid for income taxes                     $    84,000   $   160,000
                                                    ----------   -----------

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements:


A.      Interim Accounting Policies

 Since most firm customers utilize gas for space heating purposes, the Company's sales are highly sensitive to the severity of the weather. Consequently, less gas is sold during the summer months than is sold during the winter months. In order to match its costs more properly with gas sales revenue each month, the Company charges to certain expenses, primarily depreciation, an amount equal to the percentage of the annual volume of firm gas sales forecasted for the month, applied to the estimated annual expenses.

B.      Accounts Receivable

Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $1,460,600 and $804,000 as of February 28, 1995 and August 31, 1994, respectively.

C.      Restriction on Retained Earnings

Under the terms of the Twelfth Supplemental Indenture of First
Mortgage Bonds dated as of December 1, 1990, retained earnings in the amount of $5,083,136 were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock as of February 28, 1995.


Item 2

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Results of Operations

Three Months Ended February 28, 1995 and February 28, 1994.

The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during colder months, discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because the Company must return all operating margin on such sales directly to the Company's firm customers unless interruptible volumes exceed a certain threshold specified by the Massachusetts Department of Public Utilities ("MDPU"). Once the threshold is attained, the Company may retain 10% of gross profits. The threshold was not attained in the three month period ended February 28, 1995. The Company's sales are responsive to colder weather as the majority of its firm customers use natural gas for space heating purposes. The Company measures weather through the use of effective degree days. An effective degree day is calculated by subtracting the average temperature for the day, adjusted for wind and cloud cover, from 65 degrees Fahrenheit.

The Company's service territory experienced 3,158 effective degree days during the three months ended February 28, 1995 as compared to 3,746 effective degree days for the three months ended
February 28, 1994. The twenty-year average is 3,481 effective degree days. As a result, the volume of firm sales decreased
14.4% to 2,192,806 Mcf for the three months ended February 28, 1995 from 2,562,364 Mcf for the three months ended February 28, 1994. During the winter months the Company typically has no interruptible sales. The Company's total operating revenues decreased 14.9% to $20,160,226 for the three months ended February 28, 1995 from $23,698,796 for the three months ended February 28, 1994.
This decrease was primarily due to previously mentioned weather-related factors and a 1.1% decrease in the average unit price of gas sold to firm customers. The average unit selling price per Mcf of firm gas sold was $9.08 for the three months ended
February 28, 1995 compared to $9.19 for the three months ended February 28, 1994. The decrease in unit selling price is related to the Company returning to its customers savings in gas costs as well as refunds received from its pipeline suppliers.

Gas costs decreased 18.7% to $10,299,550 for the three months ended February 28, 1995 from $12,667,177 for the three months ended
February 28, 1994. The decrease in gas costs recovered was attributable to the previously mentioned decrease in firm gas volumes sold and a 5.0% decrease in the Company's average cost of gas to $4.70 per Mcf for the three months ended February 28, 1995 from $4.94 per Mcf for the three months ended February 28, 1994.

Operations and maintenance expenses decreased 18.0% to $3,762,714 for the three months ended February 28, 1995 from $4,589,281 for the three months ended February 28, 1994. This decrease was due primarily to reduced gas production and related costs which were related to reduced demand for gas and reduced bad debt expense.
In the previous year the Company incurred additional outside services relating to gas supply and regulatory items which were no longer issues in the current fiscal year.

Interest charges for the three months ended February 28, 1995 increased by $94,779. The increase was primarily attributable to higher interest rates including the interest payable to customers on pipeline refunds received by the Company.

Income attributable to common stock decreased 8.9% to $2,103,151 for the three months ended February 28, 1995 from $2,307,631 for the three months ended February 28, 1994. Income per common share decreased 10.1% to $1.33 for the three months ended February 28, 1995 from $1.48 per share for the three months ended February 28, 1994. Dividends per common share were $.39 per share for the three months ended February 28, 1995 compared to $.38 per share for the three months ended February 28, 1994. In March 1995, the Company declared a dividend of $.39 per share which was paid to shareholders on April 1, 1995.

Six Months Ended February 28, 1995 and February 28, 1994

Operating revenues for the six months ended February 28, 1995 were $26,862,164 compared to $30,295,991 for the six months ended February 28, 1994. Firm gas volumes were 2,051,022 Mcf compared to 3,427,498 Mcf for the six month period ended February 28, 1994. These decreases are due to significantly warmer weather as degree days were 3,947 compared to 4,757 a year ago, representing a 17.0% decrease. Normal weather in the Company's service area for the six month period is equivalent to 4,461 effective degree days. The average selling price of firm gas was $8.74 for the six months ended February 28, 1995 compared to $8.71 for the same period last year. Interruptible revenues for the six months ended February 28, 1995 and 1994 were $642,565 and $2,468, respectively as the Company was able to obtain, on an interruptible basis, competitively priced spot gas for sale to its largest interruptible customer.

Operations and maintenance expenses for the six months ended
February 28, 1995 decreased to $6,429,133 from $7,246,077 for the comparable period a year ago. Reasons for this decrease are similar to those mentioned for the quarter ended February 28, 1995.

Interest expense increased $139,219 as a result of higher interest rates.

Income available to common shareholders decreased by $230,122 to $1,824,486 as compared to $368,328 for the same six month period last year while earnings per share decreased to $1.15 from $1.32.
Dividends were $.77 and $.75, respectively.

Liquidity and Capital Resources

The Company continues to invest a significant amount of capital in its distribution system to satisfy current and expected future customer demand.

 Funding has traditionally been generated from operations, short-term bank borrowings, issuance of long-term debt and the issuance of additional equity, including additional shares of common stock through a Dividend Reinvestment Plan. Management anticipates that these and other sources will remain available and continue to adequately serve the Company's needs.

The Company finances most of its gas inventory through a trust which purchases gas with funds loaned by a bank. The Company is obligated to repurchase gas from the trust at prices based on original product cost, financing charges and trust fees. The credit agreement between the trust and the bank extends through October 1, 1995, and the maximum financing commitment is $7,000,000. As of February 28, 1995, the Company's repurchase obligation to the trust was $5,657,175.

For the three months ended February 28, 1995, the Company's
construction expenditures totaled $1,435,313.  These expenditures were funded principally from operations.  Historically, the second quarter of the Company's fiscal year has been characterized by minimal construction expenditures, high gas sendout and high operating revenues.  Cash requirements during this period have historically been satisfied through operations. Construction expenditures for the six months ended February 28, 1995 were $2,947,000 as compared to $2,688,000 for the same period a year ago. These were funded by cash flows from operations and short-term bank borrowings. The six-month period ended February 28, 1995 is characterized by higher receivables associated with peak season billing and higher gas purchases which results in increased short-term borrowings. Although the Company anticipates a reduction of short-term borrowings as winter receivables are collected, the onset of renewed construction activity in the subsequenty quarter may require additional short-term borrowings under exsisting lines of
credit. Planned construction	expenditures for the remainder of fiscal 1995
are currently estimated at $3,800,000 and planned construction expenditures for fiscal 1996 are currently estimated at $7,000,000. The Company's planned construction expenditures and long-term debt repayments have been and will continue to be funded through cash generated by operations and short-term bank borrowings, which the Company anticipates will be replaced from time to time with equity and long-term debt financings.

PART II - OTHER INFORMATION


Item 1  Legal Proceedings

The information called for is unchanged from that filed in the Company's Annual Report on Form 10-K for fiscal 1994.

Item 2  Changes in Securities

None.

Item 3  Defaults Upon Senior Securities

None.


Item 4  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on
January 17, 1995. For a description of the meeting and the matters voted on thereat, see the Company's Notice of Annual Meeting and Proxy Statement (the "Proxy Statement"), filed with the Securities and Exchange Commission on December 6, 1994, which is incorporated herein by reference. There was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and all such nominees were selected.

The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted on at the Annual Meeting is as follows:

1. To fix the number of members of the Board of Directors at twelve as provided in the Proxy Statement.

                                   Number of Shares

For                                   1,229,198
Against                                   6,131
Abstain/Broker non-votes                 13,417

2.Election of Directors           Number of Shares

                                For        Against

C.E. Billups                1,378,030       21,123
B.C. Bixby                  1,382,648       16,506
D.A. Burkhardt              1,381,969       17,184
E.J. Curtis                 1,382,128       17,026
D.J. Dotson                 1,380,748       18,405
R.P. Hamel                  1,378,035       21,118
R.S. Jackson                1,381,626       17,526
E.H. Jostrom                1,382,648       16,506
R.L. Meade                  1,382,648       16,506
K.L. Paul                   1,382,648       16,506
P.H. Reardon                1,382,648       16,506
R.L. Wellman                1,382,128       17,026


3.      Election of James H. Hastings, as Treasurer of the Company.

                              Number of Shares

For                                  1,291,187
Against                                  3,214
Abstain/Broker non-votes                16,634

4.      Election of Cathy E. Brown, as Clerk of the Company.

                              Number of Shares

For                                  1,285,803
Against                                  8,084
Abstain/Broker non-votes                17,149

5.  To amend the Restated Articles of Organization to increase the
            Company's authorized shares of Common Stock and to reduce the par value of the Company's Common Stock.


                              Number of Shares

For                                  1,230,054
Against                                 56,085
Abstain/Broker non-votes                24,892

6.      To adopt Amended and Restated By-laws.
                              Number of Shares

For                                    929,095
Against                                 99,968
Abstain/Broker non-votes                27,086

7.      To adopt the 1994 Stock Option Plan.
                              Number of Shares

For                                    972,170
Against                                 42,889
Abstain/Broker non-votes                34,471

Item 5  Other Information

        None

Item 6(a)       Exhibits

        3.1    Restated Articles of Organization
        3.2    Amended and Restated By-laws
       10.34  1994 Stock Option Plan


Item 6(b)       Reports on Form 8-K

               None






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       ESSEX COUNTY GAS COMPANY




By /s/ Philip H, Reardon
     Philip H. Reardon, President




Date:    April 12, 1995         By /s/ James H. Hastings
     James H. Hastings
     Vice President and Treasurer


[ARTICLE] UT
LEGEND>
This schedule contains summary financial information extracted from the balance sheet, statement of income and statement of cash flows contained in Form 10-Q of Essex County Gas Company for the six months ended
February 28, 1995 and is qualified in its entirety by reference to such financial statements.
/LEGEND>
[CIK] 0000046189
[NAME] ESSEX COUNTY GAS COMPANY
[MULTIPLIER] 1,000

[PERIOD-TYPE]    6-MOS
FISCAL-YEAR-END>        AUG-31-1994
[PERIOD-END]    FEB-28-1995
[BOOK-VALUE]    PER-BOOK
[TOTAL-NET-UTILITY-PLANT]       68,079
[OTHER-PROPERTY-AND-INVEST]     506
[TOTAL-CURRENT-ASSETS]  14,476
[TOTAL-DEFERRED-CHARGES]        3,446
[OTHER-ASSETS]  721
[TOTAL-ASSETS]  87,228
[COMMON]                3,973
[CAPITAL-SURPLUS-PAID-IN]       13,705
[RETAINED-EARNINGS]     12,467
[TOTAL-COMMON-STOCKHOLDERS-EQ]  30,145
[PREFERRED-MANDATORY]   350
[PREFERRED]     0
[LONG-TERM-DEBT-NET]    20,746
[SHORT-TERM-NOTES]      5,135
[LONG-TERM-NOTES-PAYABLE]       0
[COMMERCIAL-PAPER-OBLIGATIONS]  0
[LONG-TERM-DEBT-CURRENT-PORT]   1,044
[PREFERRED-STOCK-CURRENT]       0
[CAPITAL-LEASE-OBLIGATIONS]     678
[LEASES-CURRENT]        43
[OTHER-ITEMS-CAPITAL-AND-LIAB]  29,087
[TOT-CAPITALIZATION-AND-LIAB]   87,228
[GROSS-OPERATING-REVENUE]       26,862
[INCOME-TAX-EXPENSE]    1,094
[OTHER-OPERATING-EXPENSES]      22,546
[TOTAL-OPERATING-EXPENSES]      23,640
[OPERATING-INCOME-LOSS] 3,222
[OTHER-INCOME-NET]      0
[INCOME-BEFORE-INTEREST-EXPEN]  3,222
[TOTAL-INTEREST-EXPENSE]        1,388
[NET-INCOME]    1,834
<PREFERRED-STOCK-DIVIDEND>      10
[EARNINGS-AVAILABLE-FOR-COMM]   1,824
[COMMON-STOCK-DIVIDENDS]        1,215
[TOTAL-INTEREST-ON-BONDS]       1,030
[CASH-FLOW-OPERATIONS]  5,329
[EPS-PRIMARY]   1.15
[EPS-DILUTED]   1.15