Form 10-Q/A
period 1995-02-28
ESSEX COUNTY GAS COMPANY
filed 1995-05-16
CIK 46189

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment Number 1 to FORM 10-Q

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


1,589,282


Date:    May 15, 1995
        By /s/ James H. Hastings
     James H. Hastings
     Vice President and Treasurer


         By /s/ Philip H. Reardon
                     Philip H. Reardon, President