Form 10-Q
period 1995-05-31
ESSEX COUNTY GAS COMPANY
filed 1995-07-14
CIK 46189

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For   the quarterly period ended                 MAY 31, 1995

                                OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from   _________________    to_______________

                    Commission File Number 0-1166

                      ESSEX COUNTY GAS COMPANY
             (Exact name of registrant as specified in its charter)

             Massachusetts                                04-1427020

          (State or other jurisdiction of               (I.R.S.Employer
           incorporation or organization)                Identification #)

           7 North Hunt Road, Amesbury, Massachusetts           01913
           (Address of principal executive offices)             (Zip Code)

                            (508)  388-4000
                 (Registrant's telephone number, including area code)



                 (Former name, former address and former fiscal year,
                      if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No _____

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by court.  Yes _____         No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Common Stock outstanding as of May 31, 1995:
                             1,598,103

                      PART I - FINANCIAL INFORMATION



Item 1  FINANCIAL STATEMENTS



      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and

Rule 10-01 of Regulation S-X.  They do not include information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the notes to consolidated financial statements included in the registrant's Annual Report on Form  10-K for the year ended August 31, 1994.  In the opinion of management, all adjustments, consisting of normally recurring accruals considered necessary for a fair presentation, have been included.  Because of the seasonal nature of the registrant's business, operating results for the three month and nine month periods ended May 31, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1995.


                     ESSEX COUNTY GAS COMPANY

                    CONSOLIDATED BALANCE SHEETS


                                                 May 31, 1995
                                                 (Unaudited)   Aug. 31, 1994
                                                 ------------  -------------
ASSETS

Utility plant                                    $88,931,064    $85,564,414
Less:  Accumulated depreciation                   20,388,901     18,519,429
                                                  ----------     ----------
        Net utility plant                         68,542,163     67,044,985
                                                  ----------     ----------
Other property and investments
   (at original cost)                                505,591        499,439
                                                  ----------     ----------
Capitalized lease                                    710,808        741,939
                                                  ----------     ----------

Current assets:

   Cash and cash equivalents                             433        130,939
   Accounts receivable:
      Customers                                    2,041,742      1,629,383
      Other                                          397,982        407,523
   Income tax refund                                       -        688,000
   Supplemental fuel inventory trust               5,148,001      6,783,404
   Materials and supplies                            771,471        583,422
   Prepaid deferred income taxes                   2,630,480        816,445
   Prepayments and other                             137,339        316,738
                                                  ----------     ----------
      Total current assets                        11,127,448     11,355,854
                                                  ----------     ----------

Deferred charges:

   Regulatory assets                               2,303,109      2,636,658
   Unamortized debt expense                          645,250        665,510
   Other                                             620,364        566,179
                                                  ----------     ----------
      Total deferred charges                       3,568,723      3,868,347
                                                  ----------     ----------
                                                 $84,454,733    $83,510,564
                                                ============   ============



                        ESSEX COUNTY GAS COMPANY
                  CONSOLIDATED BALANCE SHEETS (Continued)


                                                 May 31, 1995
                                                 (Unaudited)   Aug. 31, 1994
                                                 ------------  -------------
CAPITALIZATION AND LIABILITIES

Common stock equity:
   Common stock, par value $2.50
      (authorized 5,000,000 shares:
      issued and outstanding 1,598,103
      shares at May 31, 1995, and
      1,572,062 at August 31, 1994)              $ 3,995,258    $ 3,930,155
   Additional paid-in capital                     14,116,123     13,532,990
   Retained earnings                              12,811,374     11,857,299
   ESOP shares purchased with debt                  (225,000)      (450,000)
                                                  -----------    -----------
      Total common stock equity                   30,697,755     28,870,444
                                                  -----------    -----------
Redeemable preferred stock (3,500
   shares, 5.50%, $100 par value)                    350,000        350,000
                                                  -----------    -----------
Long-term debt less current portion               20,898,372     21,713,124
                                                  -----------    -----------
Non-current obligations under capital lease          666,150        699,991
                                                  -----------    -----------

Current liabilities:
   Current portion of long-term debt                 823,998      1,035,304
   Current obligation under capital lease             44,658         41,948
   Obligations under supplemental
    fuel inventory trust                           4,079,125      6,428,770
   Notes payable, banks                            1,170,000      4,500,000
   Accounts payable                                2,638,218      2,930,578
   Taxes payable                                   1,949,435              -
   Accrued interest                                  268,464        625,784
   Refundable gas costs                            3,827,547        770,184
   Transition obligations                            858,715      1,018,531
   Supplier refund due customers                   2,674,327      1,661,812
   Other                                             846,944        852,259
                                                  -----------    -----------
      Total current liabilities                   19,181,431     19,865,170
                                                  -----------    -----------
Deferred credits:
   Accumulated deferred income taxes               8,681,724      8,452,562
   Unamortized investment tax credit               1,298,201      1,350,779
   Deferred directors' fees and compensation         831,208        777,871
   Regulatory liability                              874,994              -
   Other                                             974,898      1,430,623
                                                  -----------    -----------
      Total deferred credits                      12,661,025     12,011,835
                                                  -----------    -----------

                                                 $84,454,733    $83,510,564
                                                 ============   ============


                       See notes to consolidated financial statements.


                       ESSEX COUNTY GAS COMPANY
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS END
                                                  May 31, 1995   May 31, 1994
                                                   (Unaudited)    (Unaudited)
                                                  ------------   ------------

Operating revenues                                $14,100,557    $13,990,718
   Less:  Cost of gas                               7,269,605      7,188,803
                                                  -----------    -----------
Operating margin                                    6,830,952      6,801,915
Operating expenses:                               -----------    -----------
   Operations and maintenance expenses              3,786,017      3,106,973
   Depreciation                                       732,760        682,064
   Taxes, other than federal income                   489,476        465,403
   Federal income taxes                               197,474      1,019,300
                                                  -----------   ------------
      Total operating expenses                      5,205,727      5,273,740
                                                  -----------   ------------
Operating income                                    1,625,225      1,528,175
Other income (expense) - net                           (3,458)        15,342
                                                  -----------    -----------
Income before interest charges                      1,621,767      1,543,517
Interest charges:                                 -----------    -----------
   Interest on long-term debt                         510,023        530,518
   Amortization of debt expense                         6,770          6,673
   Other interest expense                             142,059         97,274
   Allowance for funds used during
    construction                                       (7,605)        (3,446)
                                                  -----------    -----------
      Total interest charges                          651,247        631,019
                                                  -----------    -----------
Net income                                            970,520        912,498
Preferred dividend requirements                        (4,813)        (5,005)
                                                  -----------    -----------
Income available for common stock                 $   965,707    $   907,493
                                                  ============   ============
Common shares outstanding (weighted average)        1,595,746      1,561,985
                                                  -----------    -----------
Earnings per common share                         $       .61    $       .58
                                                  -----------    -----------
Dividends per common share                        $       .39    $       .38
                                                  -----------    -----------


                  See notes to consolidated financial statements.



                       ESSEX COUNTY GAS COMPANY
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       NINE MONTHS ENDED

                                                 May 31, 1995   May 31, 1994
                                                 (Unaudited)    (Unaudited)
                                                 ------------   ------------
Operating revenues                               $40,962,721    $44,286,709
   Less: Cost of gas                              20,791,215     23,092,840
                                                 -----------    -----------
Operating margin                                  20,171,506     21,193,869
Operating expenses:                              -----------    -----------
   Operations and maintenance expenses            10,215,150     10,353,050
   Depreciation                                    2,283,280      2,234,484
   Taxes, other than federal income                1,534,027      1,396,595
   Federal income taxes                            1,291,422      2,363,900
                                                 -----------    -----------
      Total operating expenses                    15,323,879     16,348,029
                                                 -----------    -----------
Operating income                                   4,847,627      4,845,840
Other income - net                                    (4,325)        10,500
                                                 -----------    -----------
Income before interest charges                     4,843,302      4,856,340
Interest charges:                                -----------    -----------
   Interest on long-term debt                      1,540,155      1,594,579
   Amortization of debt expense                       20,260         19,976
   Other interest expense                            505,772        274,000
   Allowance for funds used during
    construction                                     (27,516)        (9,331)
                                                 -----------    -----------
      Total interest charges                       2,038,671      1,879,224
                                                 -----------    -----------
Net income                                         2,804,631      2,977,116
Preferred dividend requirements                      (14,438)       (15,015)
                                                 ------------   ------------
Income available for common stock                $ 2,790,193    $ 2,962,101
                                                 ============   ============
Common shares outstanding (weighted average)       1,586,832      1,554,619
                                                 ------------   ------------
Earnings per common share                        $      1.76    $      1.91
                                                 ------------   ------------
Dividends per common share                       $      1.16    $      1.13
                                                 ------------   ------------


                 See notes to consolidated financial statements.




                        ESSEX COUNTY GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED

                                                 May 31, 1995    May 31, 1994
                                                  (Unaudited)     (Unaudited)
                                                 ------------    ------------
Operating activities:
 Net income                                       $ 2,804,631     $ 2,977,116
 Adjustments to reconcile net income to net cash: -----------     -----------
    Depreciation and amortization                   2,701,162       2,572,269
    Provision for uncollectible accounts            1,961,930       1,648,400
    Decrease in deferred income taxes              (1,526,324)     (1,926,906)
    Non-cash compensation related to ESOP             225,000         150,000

 Cash provided by (applied to) working capital:
    Increase in accounts receivable                (2,364,748)     (4,241,238)
    Decrease in inventories including fuel          1,447,354         900,258
    Decrease in prepaid expenses                      179,399         196,132
    Increase in refundable gas costs                3,057,363       1,827,259
    Increase (decrease) in accounts payable          (292,360)        287,369
    Increase in taxes payable                       2,637,435       2,816,251
    Increase in supplier refund due customers       1,012,515               -
    Other, net                                        164,818         789,307
                                                  -----------     -----------
         Total adjustments                          9,203,544       5,019,101
                                                  -----------     -----------
    Net cash provided by operating
    activities                                     12,008,175       7,996,217
                                                  -----------     -----------
Investing activities:
 Capital expenditures                              (4,201,798)     (3,607,205)
 Cost of property retirements, net                      9,696        (184,355)
                                                  -----------     -----------
    Net cash applied to investing activities       (4,192,102)     (3,791,560)
                                                  -----------     -----------
Financing activities:
 Dividends paid                                    (1,850,556)     (1,767,788)
 Net proceeds from issuance of common stock           609,680         548,759
 Principal retired on long-term debt                 (801,058)       (143,470)
 Decrease in fuel trust                            (2,349,645)       (934,494)
 Principal payment on ESOP obligation                (225,000)       (150,000)
 Decrease in notes payable, banks                  (3,330,000)     (1,650,000)

    Net cash applied to financing activities       (7,946,579)     (4,096,993)
                                                  -----------     -----------
 Net increase in cash and cash equivalents           (130,506)        107,664
 Cash and cash equivalents at beginning of
  period                                              130,939          67,830
                                                  -----------     -----------
 Cash and cash equivalents at end of period       $       433     $   175,494
                                                  ============    ============
 Supplemental disclosures:
    Cash paid for interest
      (net of amount capitalized)                 $ 2,395,991     $ 2,380,893
    Cash paid for income taxes                    $ 1,350,697     $ 1,275,360


                   See notes to consolidated financial statements.


Notes to Consolidated Financial Statements:


A. Interim Accounting Policies

   The amount of natural gas sold for purposes of central and space heating, and to a lesser extent, water heating, is directly related to the ambient air temperature. Consequently, less gas is sold during the summer months than is sold during the winter months. In order to more properly match expenses with gas revenues each month, the Company charges to certain expenses, primarily depreciation, an amount equal to the percentage of the annual volume of firm gas sales forecasted for the month, applied to the estimated annual expenses.

B. Accounts Receivable

   Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $2,414,000 and $804,000 as of May 31, 1995 and August 31, 1994, respectively.

C. Restriction on Retained Earnings

   Under the terms of the Twelfth Supplemental Indenture of First Mortgage Bonds dated as of December 1, 1990, retained earnings in the amount of $9,026,472 as of May 31, 1995, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.



Item 2

                Management's Discussion and Analysis

           of Financial Condition and Results of Operations

Results of Operations

   Three Months Ended May 31, 1995 and May 31, 1994.

    The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during colder months, discontinue service to high volume industrial customers. Because at least 90% of the profit earned on interruptible sales is required to be returned to firm customers, changes in the level of interruptible sales do not significantly impact earnings. The Company's sales are responsive to colder weather as the majority of its firm
customers use natural gas for space heating purposes.   The
Company measures weather through the use of effective degree days. An effective degree day is calculated by subtracting the average temperature for the day, adjusted for wind and cloud
cover, from 65 degrees Fahrenheit.   The Company's service
territory experienced 2,194 effective degree days during the three months ended May 31, 1995 as compared to 2,094 effective
degree days for the three months ended May 31, 1994.   The
twenty-year average for the three months ended May 31 is 2,146 effective degree days. As a result, the volume of firm sales increased 1.2% to 1,592,183 thousand cubic feet ("Mcf") for the three months ended May 31, 1995 from 1,573,391 Mcf for the three months ended May 31, 1994. The Company's interruptible sales increased 205.6% to 296,152 Mcf for the three months ended May 31, 1995 compared to the 96,903 Mcf for the same period ended May 31, 1994. This increase was due to the fact the Company was able to purchase spot gas at a price that compared favorably to competing oil, which induced the Company's major interruptible customer to use natural gas for its energy needs. The Company's total operating revenues remained approximately level at $14,100,557 for the three months ended May 31, 1995 compared to $13,990,718 for the three months ended May 31, 1994. This small increase in operating revenues was primarily due to an increase in the above-mentioned interruptible sales during the quarter ended May 31, 1995.

    Total gas costs, including both firm and interruptible, increased 1.12% to $7,269,605 for the three months ended May 31, 1995 from $7,188,803 for the three months ended May 31, 1994. The increase in gas costs recovered was attributable to the previously mentioned increase in gas volumes sold but was partially offset by a 10.47% decrease in the Company's unit cost of gas. The unit cost of gas decreased to $3.85 per Mcf for the three months ended May 31, 1995 from $4.30 per Mcf for the three months ended May 31, 1994. The reason for the decrease was due to generally lower purchase prices and the ability to purchase large interruptible volumes on the spot market.

    Operations and maintenance expenses increased 21.86% to $3,786,017 for the three months ended May 31, 1995 from $3,106,973 for the three months ended May 31, 1994. This increase was due primarily to increased allowance for uncollectible accounts. During the third quarter of 1995, the Company recorded a non-recurring adjustment to its accrued income taxes which resulted in a relatively low income tax provision for the period.

    Interest charges for the three months ended May 31, 1995 increased by $20,228. The increase was primarily attributable to the higher interest rates including interest payable to customers on pipeline refunds received by the Company.

   Income available for common stock increased 6.41% to $965,707 for the three months ended May 31, 1995 from $907,493 for the three months ended May 31, 1994. Income per common share increased 5.17% to $0.61 for the three months ended May 31, 1995 from $0.58 per share for the three months ended May 31, 1994.
Dividends per common share were $.39 per share for the three months ended May 31, 1995 compared to $.38 per share for the three months ended May 31, 1994. In June 1995, the Company declared a dividend of $.39 per share which was paid to shareholders on July 1, 1995.

Results of Operations

   Nine Months Ended May 31, 1995 and May 31, 1994

    Operating revenues for the nine months ended May 31, 1995 were $40,962,721 compared to $44,286,709 for the nine months ended May 31, 1994. Firm gas revenues amounted to $38,987,208 compared to $43,326,315 for the same period in 1994, a decrease
of 10.01%.   Firm gas volumes were 4,543,705 Mcf compared to
5,000,889 Mcf for the nine month period ended May 31, 1994, a decrease of 9.14%. These decreases are due to warmer weather as degree days were 6,206 compared to 6,986 a year ago, representing an 11.17% decrease. Normal weather in the Company's service area for the nine month period is 6,684 degree days.
The average selling price of firm gas was $8.58 for the nine months ended May 31, 1995 compared to $8.66 for the same period last year. Interruptible revenues were $1,321,051 and $231,648 for May 31, 1995 and May 31, 1994, respectively, as interruptible volumes increased 516.20% to 602,456 Mcf.

   Operations and maintenance expenses for the nine months ended May 31, 1995 decreased to $10,215,150 from $10,353,050 for the comparable period a year ago. Reasons for the decrease are primarily related to lower costs of production and employee benefits offset by higher allowance for uncollectible accounts.

    Interest expense increased $159,447 as a result of higher interest rates including interest payable to customers on pipeline refunds received by the Company.

   Income available to common shareholders decreased by $171,908 to $2,790,193 as compared to $2,962,101 for the same nine month period in fiscal 1994. Earnings per common share decreased to $1.76 from $1.91. Dividends were $1.16 and $1.13, respectively.

Liquidity and Capital Resources

    The Company continues to invest a significant amount of capital in its distribution system to satisfy current and expected future customer demand. Historically, between 30% and 35% of the Company's annual construction expenditures consist of renewal and upgrade of the existing system. The remaining expenditures are typically for expansion to serve new customers, equipment and rental appliances. Funding has traditionally been generated from operations, short-term bank borrowings, issuance of long-term debt and the issuance of additional equity, including the issuance of additional shares of common stock through a Dividend Reinvestment Plan. Management anticipates that these and other sources will remain available and will continue to adequately serve the Company's needs.

    The Company finances most of its gas inventory through a trust which purchases gas with funds loaned by a bank. The Company is obligated to repurchase gas from the trust at prices based on original product cost, financing charges and trust fees. The credit agreement between the trust and the bank extends through October 1, 1995, and the maximum commitment under this financing arrangement is $7,000,000. As of May 31, 1995, the Company's repurchase obligation to the trust was $4,079,125. The Company expects new financing to be in place on or before the October expiration date.

    For the three months ended May 31, 1995, the Company's construction expenditures were approximtely $1,345,000. These expenditures were funded principally from the previously mentioned sources of financing. Historically, the third quarter of the Company's fiscal year has been characterized by rising capital expenditures, diminishing gas sendout and reduced operating revenues. Cash requirements during this period have historically been satisfied through operations and short-term borrowings. Planned construction expenditures for the remainder of fiscal 1995 are currently estimated at $2,456,000 and planned construction expenditures for fiscal 1996 are currently estimated at $7,000,000. The Company's planned construction expenditures and long-term debt repayments have been, and the Company expects them to continue to be, funded through cash generated by operations and short-term bank borrowings, which the Company anticipates will be replaced from time to time with equity and long-term debt financings.

    Construction expenditures for the nine months ended May 31, 1995 were $4,333,525 as compared to $3,628,000 for the same period a year ago. These expenditures were funded by cash flows from operations and short-term bank borrowings.

                    PART II - OTHER INFORMATION


Item 1   Legal Proceedings

          The information called for is unchanged from that filed in the Company's Annual Report on Form 10-K for fiscal 1994.

Item 2   Changes in Securities

         Amendments to Restated Articles of Organization

          At the Company's annual meeting on January 17, 1995, the shareholders of the Company approved the amendment of the Restated Articles of Organization of the Company in two respects:

             1. the number of authorized common capital
              stock, $2.50 par value, has been increased from 3,100,000 shares to 5,000,000, and
             2. the par value of the Company's authorized
              common capital stock has been decreased from $2.50 to no par value.

          These amendments will provide the Company with flexibility for possible future actions such as stock dividends, splits or financings, because any or all of the authorized shares of Common Stock could be issued without further action by the stock-holders and without first offering such shares to stockholders for subscription. Although the issuance of Common Stock on an other than pro rata basis would reduce the current stockholders' proportionate interest, stockholders wishing to maintain their interest may be able to do so through normal market purchases. Further, the change in the par value of the Company's authorized common capital stock from $2.50 to no par value eliminates the necessity of obtaining shareholder approval for the change in par value in the event of a future stock split.

          The Company is a regulated public utility and, as such, is subject to regulations proscribed by the Massachusetts Department of Public Utilities ("MDPU"). The Amendment concerning no par value is contingent upon receiving necessary approval from the MDPU, which has not yet been received.

         Amendments to By-laws

          At the Company's annual meeting on January 17, 1995, the shareholders of the Company approved changes to the Company's By-laws. A summary of major proposed changes is presented below.

             1.  The Amended and Restated By-laws now allow
              the number of Directors to be amended by a majority vote of the Board of Directors. Previously, the By-laws only allowed the number of Directors to be changed by vote of the stockholders.

             2.  Previously, the By-laws contained an
              ambiguous provision which allows the stockholders to fill a vacancy on the Board of Directors if the directors have not filled such vacancy during an unspecified period of time. The Amended and Restated By-laws clarify that provision by requiring the Board of Directors to fill any vacancy for the unexpired term.

             3.   The Amended and Restated By-laws contain a
              new section allowing action by the Board of Directors to be taken without meeting if consent in writing is signed by all Directors before such action.

             4.   The Amended and Restated By-laws contain a
              new section establishing that a Director's assent to any action at a meeting shall be presumed unless the Director specifically states his or her objection or abstention.

             5.   The Amended and Restated By-laws provide
              that the Board of Directors shall elect the Company's Treasurer and Clerk. Previously, the By-laws required that the Treasurer and Clerk be elected at the annual meeting of the stockholders.

             6.    Previously, the By-laws provided that
              Directors shall not receive any stated salary, but by resolution or vote of the Board they may receive a fixed sum and expenses for attendance at meetings. The Amended and Restated By-laws simplify the provision to provide that all Directorsshall receive such compensation as is determined by resolution of the Board. The Amended and Restated By-laws retain the provision that makes Director compensation subject to revi-sion or amendment by the stockholders.

             7.     Previously, the provisions concerning
              indemnification of Directors and Officers in the By-laws did not provide them with indemnification to the maximum extent allowed by Massachusetts
              law.   The Amended and Restated By-laws permit
              such expanded indemnification by providing indemnification for Directors and Officers if such Director or Officer acted in good faith in reasonable belief that his or her action was in the best interests of the Corporation. Indemnification, if deemed appropriate, is also available for an employee or agent of the Corporation provided such person acted in good faith in reasonable belief that his or her action was in the bestinterests of the Corporation. Indemnification agreements with individual directors and advance payment of indemnification expenses are also authorized.





             8.   The previous By-laws stated generally that
              the Board may prescribe the terms for issuing new
              stock certificates.   The Amended and Restated
              By-laws contain detailed provisions with respect to transfer of shares and replacement of lost or stolen shares.

             9.   The Amended and Restated By-laws contain a
              new section which establishes a procedure for shareholders to give advance, specific notice of shareholder nominations of Directors and shareholder proposals.

             10.  In addition to the foregoing, the Amended
              and Restated By-laws correct several punctuation and spelling errors and similar matters contained in the previous By-laws.


Item 3   Defaults Upon Senior Securities

         None.


Item 4   Submission of Matters to a Vote of Security Holders

         None.


Item 5   Other Information

         None.


Item 6(a)Exhibits

          Exhibit 3.1 Restated Articles of Organization
          (previously filed  as an exhibit to the Company's
          Quarterly Report on Form 10-Q for the Quarter ending
          February 28, 1995 and incorporated herein by this reference).

          Exhibit 3.2 Amended and Restated Bylaws (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ending February 28, 1995 and incorporated herein by this reference).

Item 6(b)Reports on Form 8-K

         None

                           SIGNATURES

           Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ESSEX COUNTY GAS COMPANY



Date: July 11, 1995
By /s/ Philip H. Reardon,
Philip H. Reardon, President




Date: July 11, 1995
By /s/ James H. Hastings
James H. Hastings, Vice President and Treasurer