Form 10-K
period 1995-08-31
ESSEX COUNTY GAS COMPANY
filed 1995-11-29
CIK 46189

[LIVE]
<DOCUMENT COUNT>                   1
[NOTIFY]                   74313,406

                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                        ________________________
                              Form 10-K

(Mark One)
   /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the fiscal year ended August 31, 1995.

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to __________________.

                    Commission File Number 1-8154

                        ESSEX COUNTY GAS COMPANY

     (Exact name of Registrant as specified in its charter)

    Massachusetts                             04-1427020
(State of organization)                 (IRS Employer Identification No.)

   7 North Hunt Road, Amesbury, Massachusetts             01913
    (Address of principal executive offices)             (Zip Code)


           Registrant's telephone number, including area code:
                              (508) 388-4000

       Securities registered pursuant to Section 12(b) of the Act:

              Title of Class                    Exchange
       Common Stock, $2.50 Par Value           NASDAQ/NMS

         Securities registered pursuant to Section 12(g) of the Act:
                                   None


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  / X /   No /   /

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   The aggregate market value of the voting stock held by non-affiliates on October 31, 1995 based upon the last sales price on that date was approximately $40,367,000.

   DOCUMENTS INCORPORATED BY REFERENCE: Part III hereofincorporates by reference portions of the definitive Proxy Statement dated
   December 5, 1995, for the Annual Meeting of Stockholders to be held January 16, 1996. Part IV hereofincorporates by reference certain of the Exhibits to the following documents:
   Registration Statement No. 2-74531 on Form S-7, filed October 23, 1981, Registration Statement No. 33-6597 on Form S-2 filed on June 19, 1986, Registration Statement No. 33-69736 on Form S-3, filed on September 30,
    1993,
   Registrant's Annual Report on Form 10-K for fiscal 1988,
   Registrant's Annual Report on Form 10-K for fiscal 1992,
   Registrant's Annual Report on Form 10-K for fiscal 1993,
   Registrant's Quarterly Report on Form 10-Q for the Quarter ended
    February 28, 1991,
   Registrant's Quarterly Report on Form 10-Q for the Quarter ended
    May 31,1992,
   Registrant's Quarterly Report on Form 10-Q for the Quarter ended
    February 28, 1995 and
   Registrant's Quarterly Report on Form 10-Q for the Quarter ended
    May 31, 1995.

                        ESSEX COUNTY GAS COMPANY

                               FORM 10-K

                             Annual Report

                        Year Ended August 31, 1995

                        ---------------------------

                            Table of Contents

  Item No.                          Topic                   Page

                                PART I

  1.     Business                                              1
  2.     Properties                                           10
  3.     Legal Proceedings                                    10
  4.     Submission of Matters to a Vote of Security Holders  10

                                PART II

  5.     Market for the Registrant's Common Equity and Related
         Stockholder Matters                                  11
  6.     Selected Financial Data                              11
  7.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  13
  8.     Financial Statements and Supplementary Data          19
  9.     Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                  36

                               PART III

  10.    Directors and Executive Officers of the Registrant   37
  11.    Executive Compensation                               37
  12.    Security Ownership of Certain Beneficial Owners and
         Management                                           37
  13.    Certain Relationships and Related Transactions       37

                               PART IV

         Signatures                                           38
  14.    Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                          47

                             PART I

Item 1:   Business

General

The Company, a regulated public utility organized under the laws of the Commonwealth of Massachusetts in 1853, purchases, distributes and sells natural gas to residential, commercial and light industrial customers in northeastern Massachusetts. The Company operates in the cities of Haverhill and Newburyport, the towns of Amesbury and Ipswich, and thirteen other smaller municipalities covering an area of approximately 280 square miles. The year-round population of the Company's service area was approximately 165,000 in the 1990 Census.

The Company's service area is primarily comprised of residential communities with a number of small commercial and diversified light industrial businesses. The local economy, not unlike economic conditions in general, had been weak with a resultant slowdown in new construction, especially commercial construction during the early 1990s. However, during fiscal
1995 there was a slight increase in new residential construction. New home construction activity significantly impacts the degree to which the Company is able to grow itscustomer base.


Sales and Customer Data

The Company sells natural gas to over 40,000 customers in its service area. Residential users of natural gas generally experience their highest level of consumption for heating purposes during the winter months. Accordingly, the Company's sales and operating revenues are sensitive to the severity of the weather. The Company's rates are designed to recover added costs associated with peak operations during the winter months. In fiscal 1995, the Company's total operating revenues were $45,049,573 of which approximately 63.9% was derived from residential customers, 29.5% from commercial and industrial customers, 4.3% from interruptible customers and 2.3% from other sources. During this period, the Company sold 5,951,055 thousand cubic feet of gas (Mcf), of which approximately 53.7% was purchased byresidential customers, 31.0% by commercial and industrial customers and 15.3% by interruptible customers. Losses and company use amounted to 86,387 Mcf for 1995.

Set forth in the following table is information by customer classification showing operating revenues, gas delivered and number of customers for the periods indicated.

                                  Fiscal  Years  Ended  August 31,
                            1995       1994      1993        1992      1991
                                   (Dollars and Mcfs in Thousands)


   Operating Revenues:
Residential-general       $ 2,159   $  2,291  $ 2,160    $ 2,070     $ 2,107
Residential-heating        26,589     29,245   27,218     25,150      21,666
Commercial and Industrial  13,353     15,000   14,006     13,432      12,001
Interruptible               1,933        888      653      1,316       1,724
Other                       1,016      1,112      979        945         859
Total                     $45,050    $48,536  $45,016    $42,913     $38,357
                          =======    =======  =======    =======     =======

Gas Delivered (Mcf):
Residential-general           148        159      158        158         171
Residential-heating         3,045      3,325    3,228      3,083       2,651
Commercial and Industrial   1,843      2,014    1,948      1,927       1,730
Interruptible                 915        389      273        669         850
Total Sales                 5,951      5,887    5,607      5,837       5,402
Losses and Company Use         86         79       89        101          78
Total                       6,037      5,966    5,696      5,938       5,480
                           ======     ======   ======     ======      ======

Number of Customers at Year-End:
Residential-general         7,369      7,560    7,439      6,776       6,965
                            3,884      3,863    3,941
Interruptible                   2          2        2          2           2
Total                      40,524     39,616   38,759     38,163      38,076
                           ======     ======   ======     ======      ======

Effective Degree Days
(20-Year Average: 6,772)    6,258      7,012    6,956      6,750       5,843

The Company's residential customers are classified as either general or heating customers. In fiscal 1995, residential-heating customers accounted for approximately 59.0% of total operating revenues, while residential-general customers accounted for approximately 4.8% of total operating revenues. Operating revenues from residential customers decreased approximately 8.8% to $28,747,790 in fiscal 1995 from $31,535,901 in fiscal 1994. The sales decrease was attributable to the relatively warmer winter in fiscal 1995 compared to fiscal 1994 as residential volumes decreased 8.3%. The average rate charged to residential customers per Mcf of gas was $9.00 and $9.05 in fiscal 1995 and 1994, respectively. The decrease was primarily attributable to lower gas costs incurred by the Company.

The Company's commercial and industrial firm revenues decreased approximately 10.9% to $13,353,053 in fiscal 1994 from $15,000,214 in fiscal 1994. The decrease was attributable to a 8.5% volume decrease and a 2.7% decrease in the average price charged per Mcf of gas from $7.45 to $7.25. The sales decreases were largely attributable to warmer weather experienced during the winter in fiscal 1995 as compared to fiscal 1994.

The Company has two interruptible customers, only one of which purchased significant amounts of gas from the Company in fiscal 1995. Total interruptible revenues in fiscal 1995 were $1,932,751 compared to $888,236 in fiscal 1994. Sales of gas to interruptible customers do not materially affect the Company's operating income because the Company is required to return all gross profit on such sales directly to the Company's firm customers unless interruptible volumes exceed a certain threshold specified by the Massachusetts Department of Public Utilities ("MDPU").
Once that threshold is attained, the Company may retain 10% of gross profits. The threshold was not attained in fiscal 1995. Any gross profit returned to the customers are returned through a Standard Cost of Gas Adjustment ("SCGA") under which the Company is permitted to recover its gas costs. The average price charged by the Company to interruptible customers was $2.11 per Mcf and $2.28 per Mcf in 1995 and 1994, respectively.

The Company's largest customer purchases gas on an interruptible basis and accounted for approximately 2.5% of operating revenues on average over the past three fiscal years ended August 31, 1995. Sales to that customer in 1995 totaled $1,890,561 or 4.2% of total Company operating revenues. Since most of the gross profit earned on interruptible sales is returned to firm customers, the Company believes that the loss of any single customer would not have a material effect on the Company's results of operations.

In addition to its principal business of gas sales, the Company rents water heaters and conversion burners and performs service work. Net revenues from rental operations and service work represented less than 2% of the total operating revenues of the Company over the past three years ended
August 31, 1995.

During 1995, the Company added 955 new customers. In fiscal 1994 and 1993, net new customer additions (which approximated gross additions) were 857 and 596, respectively.

Gas Supply

The Company contracts for its gas supply on the basis of forecasted demand which is derived from historical weather patterns recorded since 1960.
The maximum single-day demand during the last five fiscal years was 46,768 Mcf on February 6, 1995. Maximum single-day demand for 1994 and 1993 were 45,500 and 40,852 respectively. The Company has the ability to meet a single-day demand of approximately 65,000 Mcf. Single-day demand for gas is affected by numerous factors, including the severity of the weather and the number of firm customers. Total gas sendout by the Company in fiscal 1995 was 6,037,442 Mcf compared to 5,965,627 Mcf in 1994 and 5,695,910 in fiscal 1993.

The following table shows the sources of the Company's gas supply requirements for the periods indicated.

                               Fiscal Years Ended August 31,
                     1995      1994       1993      1992       1991

   Gas Supply (Mcf):
  Natural gas
   from pipeline  4,844,912  4,780,294  4,222,801  5,344,754  4,719,549
  Underground
   storage
   withdrawn        820,493    820,103  1,271,670    459,594    569,458
  Liquefied natural
   gas produced     372,037    361,440    201,439    132,965    190,508
  Propane air
   produced               -      3,791          -        206        288
  Total           6,037,442  5,965,628  5,695,910  5,937,519  5,479,803
                  =========  =========  =========  =========  =========

For the year ended August 31, 1995, approximately 80.2% of the Company's gas supply was delivered by Tennessee Gas Pipeline Company ("TGPC"), a division of Tenneco, with supplemental sources supplying the remainder.

The Company has a firm transportation contract with TGPC which provides for daily delivery of 15,728 dekatherms ("DTH") (each DTH is approximately
0.975 Mcf) through November 1, 2000. TGPC is currently delivering such quantities on a firm basis as authorized by the Federal Energy Regulatory Commission ("FERC"). In connection with the implementation of FERC Order 636, the Company has converted its natural gas purchase contract with TGPC into several firm gas supply contracts directly with other gas suppliers. These long-term contracts are subject to approval by the MDPU. All contracts are with major suppliers that have a demonstrated track record of performance and are at market sensitive prices. In addition to contracts with Aquila Energy and Natural Gas Clearinghouse for 2,500 DTH each per day for nine years, the Company, through the efforts of the Mansfield Consortium, negotiated contracts with Tenngasco for 4,410 DTH per day expiring
October 31, 1999; Enron for 4,409 DTH per day expiring October 31, 1999;
and Natural Gas Clearinghouse for an additional 1,909 DTH per day expiring September 1, 2002 to complete its transition under FERC Order 636.

See "Item 1:  Business--Regulatory Matters--FERC Matters".

The Company also purchases gas from Boundary Gas, Inc. ("Boundary"). Pursuant to a supply contract with Boundary expiring on January 15, 2003, the Company may take up to a maximum of 1,610 Mcf per day from Boundary and may purchase up to 587,650 Mcf per year, the annual quantity limitation for the contract. The Company began in January 1988 taking up to a maximum of 1,610 Mcf per day. Pursuant to a supply contract with Boundary, the Company is required to purchase 75% of this maximum amount per year or its daily capacity will be reduced proportionately based on the level actually taken by the Company during such year. The Company purchased 569,828 Mcf in fiscal 1995 or 97.0% of the annual quantity limitation. The Company has a firm transportation contract with TGPC for the delivery of the Boundary supply.

The Company also purchases gas from Alberta Northeast Limited ("ANE").
In December 1991, the Company began to receive deliveries of 2,000 Mcf per day (approximately 2,051 DTH per day) of this Canadian gas from ANE after ANE received approvals from the National Energy Board of Canada and the Economic Regulatory Administration of the United States. Under its contract with ANE, the Company may purchase up to 717,193 Mcf per year (approximately 735,583 DTH per year), the annual quantity limitation for the contract. The contract requires the Company to purchase at least 60% of the annual quantity limitation per year or its daily capacity will be reduced proportionately based on the level actually taken by the Company during such year. The Company purchased approximately 706,742 Mcf in fiscal 1995 or 98.5% of the contracted amount in fiscal year 1995. The Company has firm transportation contracts with the Iroquois Pipeline and TGPC for the delivery of the above-mentioned volumes.

The Company has three contracts for underground storage with a total storage capacity of approximately 1,461,868 Mcf. The Company used a total of 842,205 Mcf, including 21,712 Mcf of fuel gas, of its total underground storage in fiscal 1995.

Under a contract expiring November 1, 2000, the Company obtained its pro rata share of TGPC underground storage. The Company received storage capacity of 780,928 DTH and 5,172 DTH per day of deliverability, as well as the ability to fill the storage with gas obtained from any supplier. This service augments the Company's ability to meet high delivery demand in the winter and to take advantage of lower off-season gas prices.

The Company also has a contract for underground storage with Consolidated Supply Corporation for a total volume of 359,450 DTH expiring April 1, 2000. The contract is backed by a transportation contract with TGPC for the same period, which provides for the withdrawal from storage and delivery to the Company of up to 3,268 DTH per day (approximately
3,186 Mcf per day) on a firm basis.

The Company's third contract for underground storage is with Penn-York Energy Corporation and extends through March 31, 1996. It is expected that the contract will be renewed on an annual basis. The total storage volume under this contract is 350,000 Mcf, and the maximum daily withdrawal is 3,182 Mcf. The contract is backed by a transportation contract with TGCP which has been authorized by FERC to deliver to the Company approximately 787 Mcf per day from this storage facility on a firm basis and the balance on a "best efforts" basis. If the need develops, the Company will seek a firm transportation contract with TGPC for delivery of the full volume under the contract with Penn-York Energy Corporation.

These underground storage arrangements allow the Company to maximize firm gas supply purchases while allowing the Company to take full advantage of the spot market gas prices during the summer and other periods when such gas is not required to meet customer demands. The stored gas is withdrawn during periods of high demand to assist the Company in meeting firm delivery requirements.

Through a wholly owned subsidiary, the Company owns a liquefied natural gas ("LNG") storage facility located in Haverhill, Massachusetts. The LNG storage facility has a storage capacity of 400,000 Mcf and has a daily sendout capacity of 30,000 Mcf. In fiscal 1995, sendout of LNG totaled 372,037 Mcf. At the same location, the Company owns and operates a propane plant that has a storage capacity equivalent of approximately 40,000 Mcf with a total daily sendout capacity of 7,000 Mcf. In fiscal 1995, there was no sendout of propane. Due to the relatively high cost of LNG and propane, the Company uses these fuels primarily to satisfy peak winter demand.

Under an agreement with Bay State Gas Company expiring October 31, 1996, the Company is required to purchase 50,000 Mcf of LNG during each summer period and approximately 110,000 Mcf during each winter period with an option to purchase an additional 37,000 Mcf during each winter period.

Based on current information concerning pipeline and supplemental gas supplies, the Company expects to meet the gas requirements of its firm customers for the foreseeable future.

Competition

The Company has no direct competition with respect to the retail distri-bution of natural gas by pipeline in its service territory. Massachusetts law effectively protects gas companies from such competition. Where a gas company exists in active operation in Massachusetts, no other person may construct underground gas mains in the public ways without the approval, after notice and hearing, of the municipal authorities and, in certain circumstances, the MDPU. If a municipality desires to enter the gas business, it must take certain procedural steps, including obtaining a favorable vote by a majority of the voters at its town meeting. The municipality would then be required to purchase the utility plant of any gas company operating in the area at an agreed-upon price.
If no agreement was reached, the MDPU would make the final determination. Management of the Company is not aware of any municipality in its service area which currently desires to enter the gas distribution business.

The Company faces a changing competitive market for natural gas. Although it has no direct competition in its territory, the Company's gas business competes principally with oil for industrial boiler uses and oil and electricity for residential and commercial space heating. Competition is primarily based on price. In addition, the MDPU required the Company to submit, for approval, rates dealing with transportation of third-party gas which will enable large volume customers to acquire natural gas from sources other than Essex County Gas. Although the Company has received approval for these rates, to date no customer has selected this option.

While the current retail price of natural gas is higher than the retail price of oil for residential space heating customers, natural gas is the fuel of choice for most new residential construction. Natural gas has significant environmental, operational and maintenance advantages over oil. Additionally, most of the Company supply of natural gas is from North American sources. Since the mid-1970's, the retail cost of heating residential space by natural gas in the Company's service territory has been approximately the same, or slightly higher than, the comparable cost of heating by oil. There is no assurance that the relative price differ-ential between natural gas and oil will diminish in the future. Natural gas has a significant price advantage over electricity supplied by investor-owned and municipal electric utilities in the Company's service territory.

In the Company's service territory, the cost of heating with natural gas for commercial and industrial customers is relatively competitive with the cost of heating with oil. Approximately 50 of the Company's commercial and industrial customers have dual heating facilities that enable them to switch freely between natural gas and oil. As of August 31, 1995, the majority of the Company's dual fuel customers were using oil.

Regulatory Matters

State

The Company is subject to the regulatory authority of the MDPU with respect to the issuance of securities, accounting practices, rates, service, contracts for the purchase of gas, territories served and related matters.

Since 1987, the Company has filed four requests for rate increases and has been granted a total of $5,930,791 in rate relief by the MDPU, which amounts to 61.6% of the total requested. The Company's most recent rate increase request was filed in fiscal 1993 and approved in fiscal 1994.
The Company's fiscal 1993 rate increase request was for an annualized increase of approximately $3,000,000 and the MDPU approved an annualized rate increase of approximately $1,730,000. The rate increase was effective December 1, 1993.

The MDPU permits Massachusetts gas companies to utilize a SCGA that permits a gas company to pass on to firm customers (on a current basis) increases or decreases in the cost of gas supplies. Profits from interruptible sales and gas supplier refunds are also passed on to firm customers through the SCGA and no portion of the interruptible profits are retained by the Company unless certain volumes are sold. Supplemental fuel inventory and related administrative and carrying costs are also recovered through the SCGA. In addition, the MDPU allows recovery of the following through the SCGA:
(1) working capital costs associated with purchased gas costs;
(2) clean-up costs associated with waste materials from former gas manufacturing sites; and (3) interest on the over or under collected gas costs. The Company has the ability to release any of its unused capacity on the Tennessee Gas Pipeline with net proceeds being returned to firm customers through the SCGA. The Company has also incurred costs associated with MDPU Energy Conservation Load Management programs and the Company expects to recover these costs through the SCGA.

Changes in rates charged to customers which are not incorporated in the SCGA must be approved by the MDPU. Some relief with respect to rate changes, such as adjustments in the allowed rates of return on common equity, granting of inflation adjustments, and the use of year-end rate base calculations in rate proceedings, have been granted in the past by the MDPU to remedy the financial burden resulting from the lag between the historic period upon which rate decisions are based and the date when the rates actually become effective. By law, the MDPU must act on a final rate proceeding within six months of filing and may grant relief during the interim period.

FERC

The Company is not subject to direct regulation by FERC, but is signifi-cantly affected by FERC orders that regulate interstate pipelines serving the Company.

Pursuant to FERC Order No. 636, as supplemented by FERC Order No. 636A
("FERC Order 636"), TGPC is primarily a transportation pipeline and has discontinued nearly all of its activities as a FERC certificated merchant of gas. TGPC has previously received approval for the conversion of certain of its sales service to the Company. See "Item 1:
Business--Gas Supply." The Company believes that the unbundling of these sales service arrangements will not result in material adverse changes in its business and that it will be able to recover, through rates, costs incurred in connection with the implementation of FERC Order 636.

Certain issues are still pending before FERC, such as the manner in which TGPC may pass on a portion of its transition costs associated with Order 636. The MDPU allows the Company to recover any of the transition costs allowed by FERC through the SCGA.

Certain other aspects of FERC Order 636 which affect or may affect the Company are pending before FERC or are subject to review by the courts. These include, among other things, (i) rules for "capacity brokering" or "capacity reassignment"; (ii) rules for the manner in which capacity is allocated on various pipelines for transportation purposes; and
(iii) rules governing changes in ratemaking methodologies which create uncertainty as to future transportation costs. Until the regulatory treatment of these issues is clarified, the Company cannot predict the effect of such issues on its business.

Environmental Matters

The Company is subject to local, state and federal regulations through, among others, the Massachusetts Department of Environmental Protection ("MDEP"), the United States Environmental Protection Agency ("EPA"), the United States Department of Transportation ("DOT"), and the MDPU.

The Company, or its predecessors, previously operated four manufactured gas plants and one storage facility (collectively, "MGPs") at sites in Massachusetts. Each of these facilities has been out of operation for more than 25 years. It is possible that, during the manufacturing process, some or all of the MGPs may have discharged certain substances on the sites which may now be deemed hazardous. The Company has not ascertained the extent of any hazardous substance contamination on these sites from the MGP operations. The Environmental Protection Agency ("EPA") and Massachusetts Department of Environmental Protection
("MDEP") are focusing on the potential environmental hazards of MGPs.
To the Company's knowledge, neither the EPA nor the MDEP have issued any orders to clean up any of the Company's MGP sites. In 1995 an investigation which reported the presence of certain compounds was conducted at one of the Company's MGP sites. As a result, a second, more intensive investigation will be conducted in 1996 to determine the level of contamination and to assess whether any remediation is required. The Company does not currently possess sufficient information to determine the probability or the cost of the potential remediation, however, the MDPU provides for the recovery through the SCGA of all environmental response costs associated with this and any other MGP sites over seven-year amortization periods without a return on the unamortized balance. A 1990 MDPU agreement also provides for no further investigation of the prudency of any Massachusetts gas utility's past MGP operations.

In 1990, the Company received notification from the MDEP that the MDEP has reason to believe that the Company may be a potentially responsible party, along with several others, with respect to certain metal salvaging sites. See Footnote I of the Company's Financial Statements.

Pipeline Safety Matters

The DOT's Office of Pipeline Safety, from time to time, issues safety regulations pertaining to the installation, testing and repair of underground gas mains and related gas distribution facilities by pipeline and gas distribution companies. While the regulations may increase the Company's expenses, the Company does not believe such regulations will have a material adverse effect on its operating expenses or its construction plans for the foreseeable future.

Construction by a Massachusetts gas company of any manufacturing or storage facility or pipeline having a pressure in excess of 100 pounds per square inch (psi) and a length greater than one mile requires approval by the Energy Facilities Siting Board, a division of the MDPU created for the purpose of implementing energy policies designed to provide energy supply with a minimum impact on the environment and at the lowest possible cost. Compliance with the procedures of this Board and other environmental laws and regulations may result in construction delays or increased costs with respect to future expansion. The Company does not presently have any construction plans that would require the approval of the Board.

Personnel

On August 31, 1995, the Company had 128 permanent employees, 76 of whom were represented by the United Steelworkers of America, AFL-CIO-CLC, Local 12086. The current three-year labor contract with the Steelworkers covering all hourly workers extends through February 4, 1999.

Item 2: Properties

The Company's property consists primarily of its distribution system and related facilities. As of August 31, 1995, the Company had approximately 744 miles of gas mains and 37,124 gas services as well as meters, measuring and regulator station equipment, and rental equipment on customers' premises. The Company also owns a propane plant with a storage capacity of 40,000 Mcf. In addition, the Company, through its wholly owned subsidiary, LNG Storage, Inc., owns an LNG storage facility with a storage capacity of 400,000 Mcf.

On August 31, 1995 the Company's gross utility plant amounted to $91,462,732 at historical cost.

Substantially all of the properties owned by the Company, other than expressly exempted property, are subject to a lien under the indenture securing the Company's First Mortgage Bonds. The Company's gas supply contracts have also been assigned as collateral security for the Company's First Mortgage Bonds. The indenture calls for a trustee or receiver to take possession of the property if there is a default under its terms. The property exempted includes cash, receivables, supplemental fuel inventories, materials and supplies, rental appliances, office furniture and equipment and an LNG storage facility. The LNG storage facility, while unencumbered with respect to the Company's First Mortgage Bonds, is encumbered by a separate mortgage note.

The Company leases its corporate headquarters building and distribution facilities. The lease agreement is scheduled to expire in October 2005. Annual rental payments amount to $102,500. The Company also has a division office that is rented under an agreement scheduled to expire on May 31, 1996.

Item 3:  Legal Proceedings

There are certain non material routine claims incidental to its business pending against the Company, all of which are covered by insurance or reserves. Management believes that the Company has adequate defenses against these claims and it is the Company's intention to contest these claims. In view of the insurance coverages, the potential liabilities are not expected to materially affect the financial condition of the Company.

Item 4:   Submission of Matters to a Vote of Security Holders

None.

                             PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder
          Matters

The Company's Common Stock is traded on the Nasdaq/NMS under the symbol "ECGC." On October 31, 1995, the Common Stock was held by 1,383 stockholders of record. The following table sets forth, for the quarters indicated, the high and low sale prices as reported by Nasdaq/NMS, and the cash dividends per share declared in such quarters.

                                                      Cash
                                                      Dividends
                                    Market Price      Per Share
                                   High       Low
Fiscal Year Ended August 31, 1994
   First Quarter                  $30.50   $29.00        $0.37
   Second Quarter                  29.50    26.75         0.38
   Third Quarter                   28.00    24.75         0.38
   Fourth Quarter                  25.75    24.25         0.38
Fiscal Year Ended August 31, 1995
   First Quarter                   25.50    24.25         0.38
   Second Quarter                  25.25    23.50         0.39
   Third Quarter                   24.75    22.00         0.39
   Fourth Quarter                  25.50    22.50         0.39
Fiscal Year Ending August 31, 1996
   First Quarter
    (through November 10, 1995)    25.25    24.25         0.39*

*Paid on October 1, 1995 to shareholders of record on September 18, 1995.

The Company has paid regular dividends since 1914. Common Stock dividend payments in fiscal 1995 totaled $1.55 per share, as compared to $1.51 in fiscal 1994. Although the Company expects to continue to pay dividends at or near the current rate for the foreseeable future, the declaration of future dividends will be at the direction of the Company's Board of Directors and dependent on business conditions, earnings, contractual restrictions and cash requirements of the Company.


Item 6:   Selected Financial Data

The following table sets forth certain selected consolidated financial data of the Company and its subsidiaries and the ratio of earnings to fixed charges for, or as of the end of, the five fiscal years ended
August 31, 1995. Due to the seasonal nature of the Company's business, a substantial portion of the Company's operating revenues are derived from operations during the second and third quarters of each fiscal year. The selected consolidated financial data are qualified by reference to the consolidated financial statements and the notes thereto and other information and data set forth elsewhere in this Annual Report or incorporated by reference herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA


                           Fiscal Years Ended August 31,

                             1995     1994      1993    1992     1991
                  (000s omitted, except for per share and ratio information)


Income Statement Data:
Operating revenues         $45,050   $48,536  $45,016   $42,913  $38,357
Operating income             5,909     5,794    5,766     5,243    4,741
Income available for
 common stock                3,180     3,302    2,880     2,331    1,895
Shares of common stock
 outstanding,
 weighted average            1,591     1,559    1,475     1,306    1,281
Earnings per common share    $2.00     $2.12    $1.95     $1.79    $1.48
Cash dividends declared
 per common share            $1.55     $1.51    $1.47     $1.43    $1.40
Ratio of earnings to fixed
 charges (1)                 2.54x     2.83x    2.45x     2.11x    1.86x

Balance Sheet Data:

Long-term debt (excluding
 current portion)         $20,689   $21,713  $22,148   $21,031  $23,011
Redeemable preferred
 stock                        336       350      364       378      392
Common stock equity        30,709    28,870   26,985    20,982   19,782
Total capitalization      $51,734   $50,933  $49,497   $42,391  $43,185
                           ======    ======   ======    ======   ======
Capital lease (excluding
 current portion)         $   654   $   700  $   742   $   781  $   816
                           ======    ======   ======    ======   ======
Total assets              $86,582   $83,511  $76,535   $73,157  $65,737
                           ======    ======   ======    ======   ======

_______________________
(1) In computing the ratio of earnings to fixed charges, "earnings" are defined as income before income taxes and fixed charges. "Fixed charges" consist of interest, including the amount capitalized, interest on the obligation under the supplemental fuel inventory trust, amortization of debt expense and the estimated interest portion (one-third) of rental payments.

Item 7:Management's Discussion and Analysis of Financial Condition and Results of Operations
Fiscal Years Ended August 31, 1995 and 1994

Revenues

Using a twenty-year average, the Company's service territory incurs
6,772 effective degree days in one year. Fiscal 1995 had 6,258 effective degree days compared to 7,012 in fiscal 1994. As a result, the volume of sales to the Company's two major firm customer classes, residential heating and commercial and industrial, decreased by 8.4% from 5,497,235 Mcf in 1994 to 5,036,056 Mcf in the current year. The warmer weather, coupled with a 1.2% decrease in price, resulted in revenues of $45,049,573 compared to $48,536,005 in the prior year. Revenues consist of three components:
firm gas revenues (whereby the Company must supply the customer on demand), interruptible revenues (whereby the Company may curtail gas supplies to large industrial customers during the peak winter season), and other revenues (primarily appliance rentals and service work). Firm revenues in fiscal 1995 were 9.5% lower than in fiscal 1994. The decrease was attributable to the weather and price factors discussed previously, as the Company's customer base increased by nearly 3.0%. The average unit price of gas sold to all customers, including interruptible customers, decreased 8.2% to $7.40 from $8.06 in fiscal 1994. For firm customers, the average unit price decreased to $8.36 from $8.47 in the prior year.
The Company's interruptible revenues increased 117.6% as interruptible sales volumes increased 525,651 Mcf. The increase in interruptible sales volumes and revenues was primarily a result of the Company's ability to purchase natural gas on a low cost spot market basis.
If interruptible volumes exceed a threshold based on sales during the last four years, the Company may retain 10% of the gross profit on interruptible sales and refund the remaining 90% to the Company's firm customers. In fiscal 1995, the required volumes of interruptible sales were not obtained, and the Company returned all gross profit on interruptible sales to its firm customers. Therefore, the increase in volumes did not significantly impact the Company's earnings. Other revenues decreased slightly to $1,105,979 from $1,111,654 in fiscal
1994.

During fiscal 1995, the Company added 955 new customers. The Company's ability to attract customers has been assisted by the improving economy and resultant new construction. Although there was an unfavorable price comparison with oil, which is the Company's primary competition in the area of space heating, the environmental and convenience advantages of natural gas allow the Company to compete on a favorable footing.

Operating Expenses

The Company's major operating expense is its cost of gas which decreased 9.9% to $22,525,442 in fiscal 1995 from $25,000,794 in fiscal 1994.
This decrease was primarily due to a decrease of 8.4% in firm volumes of gas sold. These gas costs are recovered from the Company's firm customers through a Standard Cost of Gas Adjustment ("SCGA") which is adjusted semi-annually to reflect any changes in gas costs.

Operations and maintenance expenses decreased 9.2% to $11,078,029 in fiscal 1995 from $12,206,720 in fiscal 1994. This decrease was mainly attributable to: decreases of approximately $600,000 in outside services, $220,000 in medical expenses and $340,000 in uncollectible accounts. The reduction in outside services expense was primarily related to the cost of one-time items such as actuarial services relating to employee benefits, including medical costs for current and future retirees; legal and other consulting services relating primarily to regulatory affairs such as interruptible and firm transportation rates; general comments on utility mergers and acquisitions; and other regulatory items incurred in fiscal 1994. The decrease in employee benefits was primarily related to reduced medical costs for current and future retirees as medical utilization decreased.

Utility Plant depreciation expense increased 6.8% to $2,500,585 in fiscal 1995 from $2,341,381 in fiscal 1994, reflecting the ongoing investment in upgrading and expanding the Company's distribution system.

Taxes, other than federal income, decreased 2.4% to $1,634,216 in fiscal 1995 from $1,675,782 in fiscal 1994. This decrease was related to a decrease in state income taxes resulting from lower pre-tax earnings.

Federal income taxes decreased 7.6% to $1,401,858 in fiscal 1995 from $1,517,130 in fiscal 1994, also reflecting the decrease in the Company's pre-tax earnings. The Company's combined effective tax rate for both federal and state income taxes was 34.6%.

Interest on long-term debt decreased 3.5% to $2,048,959 in fiscal 1995 from $2,124,058 in fiscal 1994. This decrease was related to the sinking fund payments of long-term debt. Other interest expense increased 108.8% to $732,941 in fiscal 1995 from $351,088 in fiscal 1994. This increase was primarily attributable to higher levels of short-term debt outstanding and higher interest rates in fiscal 1995 as compared to fiscal 1994.

Income available for common stock decreased 3.7% to $3,179,778, or $2.00 per share, in fiscal 1995 from $3,301,711, or $2.12 per share, in fiscal 1994. Dividends per share declared and paid for fiscal 1995 and 1994 were $1.55 and $1.51, respectively.

Fiscal Years Ended August 31, 1994 and 1993

Revenues

The Company experienced 7,012 effective degree days in fiscal 1994 compared to only 6,956 in fiscal 1993. As a result, the volume of unit sales in the Company's two major customer classes, residential heating and commercial and industrial, increased by 3.1% from 5,175,765 Mcf in 1993 to 5,338,422 Mcf in the current year. The colder than normal weather, plus a 4.2% increase in rates approved by the DPU effective December 1, 1991, resulted in increased revenues from $45,016,043 to $48,536,005. Firm revenues increased nearly 7.3% over fiscal 1993, primarily due to the weather and rate factors indicated above, as the Company's customer base increased by only 2.2%. The average unit price of all gas sold to customers, including interruptible customers, increased 2.7% to $8.06 from $7.85 in fiscal 1993. For firm customers only, the average unit price increased to $8.47 from $8.13 in the prior year. The Company's interruptible revenues increased 36.0% as interruptible volumes increased 116,679 Mcf. The increase in interruptible volumes was primarily due to the availability of natural gas at a more favorable price than oil. The increase in volumes did not significantly impact the Company's earnings due to the accounting treatment discussed above. Other revenues increased slightly to $1,111,654 from $978,764 in 1993.

Operating Expenses

The Company's major operating expense is its cost of gas, which increased 6.6% to $25,000,794 in fiscal 1994 from $23,456,542 in fiscal 1993.  This increase was due to additional volumes of gas sold.

Operations and maintenance expenses increased 10.0% to $12,206,720 in fiscal 1994 from $11,097,811 in fiscal 1993. This increase was mainly attributable to: increases of approximately $500,000 in outside services, $250,000 in medical expenses, $120,000 in regulatory expenses, $105,000 in legal and consulting costs related to Order 636, and an increase of approximately $60,000 related to additional volumes of LNG vaporized. The additional outside service expense was primarily related to items such as actuarial services relating to employee benefits, including medical costs for current and future retirees;
legal and other consulting services relating primarily to regulatory affairs such as interruptible and firm transportation rates; general comments on utility mergers and acquisitions; and other regulatory items. The increase in employee benefits was primarily related to $600,000 for additional medical costs for current and future retirees as the Company has commenced recognizing these expenses over a twenty-year period. These costs were offset by a reduction of approximately $350,000 in medical expenses for current employees.

Utility Plant depreciation increased 7.6% to $2,341,381 in fiscal 1994 from $2,175,693 in fiscal 1993, reflecting the increase in the Company's utility plant.

Taxes, other than federal income, increased 38.7% to $1,675,782 in fiscal 1994 from $1,208,506 in fiscal 1993. This increase was due to an increase in real estate and property taxes associated with the Company's increased investment in utility plant and an increase in state income taxes resulting from the increase in the Company's pre-tax earnings.

Federal income taxes increased 15.7% to $1,517,130 in fiscal 1994 from $1,311,456 in fiscal 1993, also reflecting the increase in the Company's pre-tax earnings. The Company's combined effective tax rate for both federal and state income tax purposes was 35.8%.

Interest on long-term debt decreased 13.0% to $2,124,058 in fiscal 1994 from $2,442,345 in fiscal 1993. This decrease was related to the prepayment in 1993 of long-term debt. Other interest expense increased 74.5% to $351,088 in fiscal 1994 from $201,208 in fiscal 1993. Other interest expense increased 74.5% to $351,088 in fiscal 1994 from $201,208 in fiscal 1993. This increase was primarily attributable to higher levels of short-term debt outstanding and higher interest rates in fiscal 1994 as compared to fiscal 1993.

Interest on long-term debt decreased 13.0% to $2,124,058 in fiscal 1994 from $2,442,345 in fiscal 1993. This decrease was related to the prepayment in 1993 of long-term debt. Other interest expense increased 74.5% to $351,088 in fiscal 1994 from $201,208 in fiscal 1993. This increase was primarily attributable to higher levels of short-term debt outstanding and higher interest rates in fiscal 1994 as compared to fiscal 1993.

Income available for common stock increased 14.6% to $3,301,711 or $2.12 per share in 1994, from $2,880,490 or $1.95 per share in 1993.
Dividends per share declared and paid for fiscal 1994 and 1993 were $1.51 and $1.47, respectively.

Liquidity and Capital Resources

The Company periodically borrows from banks on an unsecured, short-term basis. At August 31, 1995, the Company had $4,890,000 of outstanding notes payable under available lines of credit totaling $16,500,000 with five different banks. In addition, for the sole purpose of financing the Supplemental Fuel Inventory, the Company has a $7,000,000 line of credit. The Supplemental Fuel Inventory line of credit expired
October 31, 1995 and the Company has a bridge loan in place until it receives Massachusetts Department of Public Utilities ("MDPU") approval for a new, long-term financing. MDPU approval is expected in late fall or early winter 1995. Due to the seasonal nature of the Company's business, the Company customarily draws upon its credit lines since both sales and construction activity are affected by seasonal weather conditions. Short-term financing is typically used to satisfy seasonal cash requirements while, on an annual basis, operating requirements are satisfied by cash-flows from operations.

Funding for the Company's construction program has traditionally been generated by operations and, on a temporary basis, through short-term bank borrowings. These short-term borrowings are periodically repaid with proceeds from the issuance of long-term debt and equity. Management anticipates that these and other sources will remain available and continue to adequately serve the Company's needs. During fiscal 1995, the Company's construction expenditures were approximately $7,000,000. This compares to $6,100,000 in fiscal 1994. These capital expenditures were funded primarily from short-term debt and operations. The Company's higher construction expenditures in fiscal 1995 were primarily attributable to additional construction requirements to bring on new customers and major upgrading of the Company's existing infrastructure. Capital expenditures for fiscal 1996 are expected to be approximately $7,000,000.

Regulatory and Accounting Issues

The Company's revenues are based on rates regulated by the MDPU. These rates are designed to allow the Company to recover its operating costs and provide an opportunity to earn a reasonable rate of return on investor supplied funds. Once approved, the Company's rates are adjusted by a SCGA which, subject to approval by the MDPU, permits the Company to change rates to recover its gas costs and certain other costs on a dollar-for-dollar basis. The SCGA is also used as the mechanism to reduce charges to firm customers by the margin earned on sales to interruptible customers.

The Company, or its predecessors, previously operated four manufactured gas plants and one storage facility (collectively, "MGPs") at sites in Massachusetts. Each of these facilities has been out of operation for more than 25 years. It is possible that, during the manufacturing process, some or all of the MGPs may have discharged certain substances on the sites which may now be deemed hazardous. The Company has not ascertained the extent of any hazardous substance contamination on these sites from the MGP operations. The Environmental Protection Agency ("EPA") and Massachusetts Department of Environmental Protection ("MDEP") are focusing on the potential environmental hazards of MGPs.
To the Company's knowledge, neither the EPA nor the MDEP have issued any orders to clean up any of the Company's MGP sites. In 1995 an investi-gation which reported the presence of certain compounds was conducted at one of the Company's MGP sites. As a result, a second, more intensive investigation will be conducted in 1996 to determine the level of contamination and to assess whether any remediation is required. The Company does not currently possess sufficient information to determine the probability or the cost of the potential remediation, however, the MDPU provides for the recovery through the SCGA of all environmental response costs associated with this and any other MGP sites over seven-year amortization periods without a return on the unamortized balance. The MDPU agreement also provides for no further investigation of the prudency of any Massachusetts gas utility's past MGP operations.

The natural gas industry is in the process of transitioning from a highly regulated environment to a competitive environment. Pursuant to Federal Energy Regulatory Commission ("FERC") Order 636, as supplemented by Order 636A, pipeline companies have unbundled pipeline sales, storage and transportation services. FERC Order 636 was implemented by the Company's pipeline supplier, Tennessee Gas Pipeline Company ("TGPC"), on September 1, 1993. As a result, Tennessee is providing transportation service only. The Company now contracts for its own gas supply through a consortium of gas companies and pays monthly demand charges to TGPC for the availability of pipeline capacity and transportation charges for gas transport. The Company pays charges for the cost of gas delivered and for gas inventory charges to reserve volumes of gas inventory in connection with substantially all of its long-term firm gas purchase agreements.

FERC Order 636 has also required pipelines to adopt a new rate design that has shifted the recovery of the pipeline's fixed costs to a monthly demand charge for firm transportation service and away from recovery of costs of service on a volumetric basis.

FERC Order 636 also allows the pipeline companies to recover transition costs incurred as they restructure their services. Tennessee began direct billing these costs to the Company on September 1, 1993 as a component of the demand charges. The Company's current estimate of its obligation for transition costs is approximately $900,000 and is based upon FERC approved filings. This estimated liability has been included in the Company's financial statements at August 31, 1995, together with the related regulatory asset. The MDPU has approved the recovery of GSR costs from all firm customers.

The MDPU had previously sought comments from interested persons on how incentive regulation could improve upon the existing framework of utility regulation. As a result, as part of any general rate filing, companies must provide the MDPU with recommendations.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
 of Essex County Gas Company:


    We have audited the accompanying consolidated balance sheets and statements of capitalization of Essex County Gas Company (a Massachusetts corporation) as of August 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended August 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex County Gas Company as of August 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP
Boston, Massachusetts,
October 30, 1995


Item 8:  Financial Statements and Supplementary Data

                                 CONSOLIDATED STATEMENTS OF INCOME
                                    Fiscal Years Ended August 31,

                                  1995           1994            1993
Operating revenues
                               $45,049,573    $48,536,005    $45,016,043
Less:  Cost of gas              22,525,442     25,000,794     23,456,542
Operating margin                22,524,131     23,535,211     21,559,501
Operating expenses:
Operations and
 maintenance expenses           11,078,029     12,206,720     11,097,811
  Depreciation                   2,500,585      2,341,381      2,175,693
  Taxes, other than federal
   income                        1,634,216      1,675,782      1,208,506
  Federal income taxes           1,401,858      1,517,130      1,311,456
     Total operating expenses   16,614,688     17,741,013     15,793,466

Operating income
                                 5,909,443      5,794,198      5,766,035
Other income (expense), net          6,202         (7,828)      (184,152)
Income before interest charges   5,915,645      5,786,370      5,581,883

Interest charges:
  Interest on long-term debt     2,048,959      2,124,058      2,442,345
  Amortization of deferred
   debt expense                     27,081         26,697         84,323
  Other interest expense           732,941        351,088        201,208
  Allowance for funds used
    during construction            (92,428)       (37,268)       (47,337)
     Total interest charges      2,716,553      2,464,575      2,680,539

Net income                       3,199,092      3,321,795        901,344
Annual redeemable
 preferred dividend requirements   (19,314)       (20,084)       (20,854)
Income available for
 common stock                   $3,179,778    $ 3,301,711    $ 2,880,490
                                ==========    ===========    ===========
Shares of common stock outstanding
(weighted average)               1,591,372      1,558,574      1,475,313
Earnings per common share           $ 2.00         $ 2.12         $ 1.95
Cash dividends declared
 per common share                   $ 1.55         $ 1.51         $ 1.47



            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                      Fiscal Years Ended August 31,
                                    1995          1994           1993

Balance at beginning of year   $11,857,299    $10,903,703    $10,198,858
Net income                       3,199,092      3,321,795      2,901,344
     Total                      15,056,391     14,225,498     13,100,202

Cash dividends declared:
  Redeemable preferred stock        19,314         20,084         20,854
  Common stock                   2,460,382      2,348,115      2,175,645
     Total                       2,479,696      2,368,199      2,196,499

Balance at end of year         $12,576,695    $11,857,299    $10,903,703
                               ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED BALANCE SHEETS

ASSETS

                                         August 31,        August 31,
                                            1995           1994
Utility plant, at cost                  $ 91,462,732     $ 85,564,414
Less:  Accumulated depreciation           20,304,386       18,519,429
  Net utility plant                       71,158,346       67,044,985
Other property and investments               570,620          499,439
Capitalized lease (net of accumulated
 amortization of$423,806 in 1995 and
  $381,858 in 1994)                          699,991          741,939

Current assets:
  Cash and cash equivalents                  136,925          130,939
  Accounts receivable:
     Customers (net of allowance for
     uncollectible accounts of $595,000
     in 1995 and $804,000 in 1994)         1,418,510        1,629,383
     Other                                   280,889          407,523
  Income tax refunds receivable              200,000          688,000
  Supplemental fuel inventory              6,477,155        6,783,404
  Materials and supplies (at average cost)   594,817          583,422
  Prepaid deferred income taxes            1,397,422          816,445
  Prepayments and other                      350,660          316,738
     Total current assets                 10,856,378       11,355,854

Deferred charges:
  Unamortized debt expense and other       1,028,319        1,231,689
  Regulatory assets                        2,267,954        2,636,658
     Total deferred charges                3,296,273        3,868,347
                                        $ 86,581,608     $ 83,510,564
                                        ============     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

                                           August 31,    August 31,
                                              1995          1994
Common stock equity                        $30,709,276   $28,870,444
Redeemable preferred stock                     336,000       350,000
Long-term debt, less current portion        20,689,366    21,713,124
    Total capitalization                    51,734,642    50,933,568
Noncurrent obligations under capital lease     654,390       699,991

Current liabilities:
 Current portion of long-term debt             978,758     1,035,304
 Current obligation under capital lease         45,599        41,948
 Obligations under supplemental fuel
  inventory trust                            5,131,153     6,428,770
 Notes payable, banks                        4,890,000     4,500,000
 Accounts payable                            2,986,307     2,930,578
 Accrued interest                              825,322       625,784
 Refundable gas costs                        2,490,178       770,184
 Accrued transition costs                      858,715     1,018,531
 Supplier refund due customers               2,454,739     1,661,812
 Other                                         850,404       852,259
       Total current liabilities            21,511,175    19,865,170
Commitments and contingencies
Deferred credits:
 Accumulated deferred income taxes           9,092,349     8,452,562
 Unamortized investment tax credit           1,280,680     1,350,779
 Deferred directors' fees                      879,009       777,871
 Other                                       1,429,363     1,430,623
       Total deferred credits               12,681,401    12,011,835
                                           $86,581,608   $83,510,564
                                           ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Fiscal Years Ended August 31,
                                       1995        1994        1993
Operating activities:
 Net income                        $ 3,199,092  $ 3,321,795  $ 2,901,344
 Adjustments to reconcile net
  income to net cash:
  Depreciation, including amounts
   related to non-utility operations 2,920,476    2,754,465    2,589,867
  Provisions for uncollectible
   accounts                           (208,797)     761,385      741,431
  Deferred income taxes                 40,876    1,006,618      706,519
  Amortization                           8,390        7,305       96,032
  Noncash compensation associated
   with ESOP                           225,000      150,000      150,000
 Cash (used in) provided by working capital:
  Decrease (increase) in
   accounts receivable                 546,304     (912,662)    (430,151)
  Decrease (increase) in inventories
   including fuel                      294,854     (462,827)     777,064
  Decrease (increase) in prepayments
   and other                           (33,922)     185,674       58,740
  Increase in accounts payable          55,729      104,406      167,653
  Increase in supplier refund
   obligations                         792,927    1,661,812            -
  (Increase) decrease in taxes
   payable/receivable                  488,000     (374,323)    (313,677)
  (Decrease) increase in recoverable
    (refundable) gas costs           1,719,994     (154,584)     (84,886)
  Other, net                           658,391     (837,888)     273,654
    Total adjustments                7,508,222    3,889,381    4,732,246
       Net cash provided by operating
        activities                  10,707,314    7,211,176    7,633,590
Investing activities:
 Utility capital expenditures       (6,967,340)  (6,131,471)  (6,671,526)
 Payments for retirements of property,
  plant and equipment, net             (66,497)    (183,999)     (78,401)
       Net cash used in investing
        activities                  (7,033,837)  (6,315,470)  (6,749,927)
Financing activities:
 Dividends paid                     (2,479,696)  (2,368,199)  (2,196,499)
 Issuance of common stock              814,126      730,874    5,106,677
 Issuance of long-term debt                  -            -    4,661,445
 Retirements of preferred stock        (14,000)     (14,000)     (14,000)
 Principal retired on long-term debt  (855,304)    (193,340)  (4,219,742)
 (Decrease) increase in supplemental
  fuel inventory trust              (1,297,617)     862,068   (1,278,003)
 (Decrease) increase in notes
  payable, banks                       390,000      300,000   (3,250,000)
 Payment of ESOP debt                 (225,000)    (150,000)    (150,000)
       Net cash used in financing
        activities                  (3,667,491)    (832,597)  (1,340,122)
Net (decrease) increase in cash
 and cash equivalents                    5,986       63,109     (456,459)
Cash and cash equivalents at
 beginning of year                     130,939       67,830      524,289
Cash and cash equivalents at
 end of year                       $   136,925  $   130,939 $     67,830
                                   ===========  =========== =============

                                   Supplemental disclosures:
 Cash paid during the year for:
  Interest (net of amount
   capitalized)                    $ 2,517,015  $ 2,449,138  $ 2,650,475
                                   ============  =========== ============
  Income taxes                     $ 1,743,197  $ 1,196,360  $ 1,305,394
                                   ============ ============ ============

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                               August 31,  August 31,
                                                  1995        1994
Common stock equity:
 Common stock, $2.50 par value,
  5,000,000 authorized shares
 Issued and outstanding,
 1,607,061 at August 31, 1995
 and 1,572,062 at August 31, 1994             $ 4,017,653   $  3,930,155
 Additional paid-in capital                    14,311,026     13,532,990
 Unrealized gain on investments
  available for sale, net                          28,902              -
 Retained earnings                             12,576,695     11,857,299
                                               30,934,276     29,320,444
 Less:  Shares held by ESOP purchased
  with debt                                       225,000        450,000
   Total common stock equity                   30,709,276     28,870,444

Redeemable preferred stock:
 5.50% series, $100 par value, 7,000 authorized shares
 Outstanding, 3,360 at August 31, 1995
    and 3,500 at August 31, 1994                  336,000        350,000

Long-term debt:
First Mortgage Bonds:
 10 1/4%, due serially from 1994 to 2003         5,400,000     6,000,000
 10.10%, due serially from 2010 to 2020          8,000,000     8,000,000
                                                13,400,000    14,000,000
Mortgage Note:
 8 1/2%, due serially from 1976 to 1997            838,124     1,048,428
Debentures:
 8 5/8%, due 2006                                2,245,000     2,250,000
 8.15%, due 2017                                 4,960,000     5,000,000
                                                 7,205,000     7,250,000
ESOP Loan Guarantee:
 7.0% due serially from 1987 to 1996               225,000       450,000
   Total debt                                   21,668,124    22,748,428
 Less:  Current portion maturing and payable       978,758     1,035,304
 Total long-term debt                           20,689,366    21,713,124
 Total capitalization                         $ 51,734,642  $ 50,933,568
                                              ============= ============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Summary of Significant Accounting Policies

General

Essex County Gas Company is a public utility engaged in the distribution and sale of natural gas for residential, commercial and industrial uses. Its service area is located in northeastern Massachusetts.

Regulation

The Company is subject to regulation by the Massachusetts Department of Public Utilities ("MDPU") with respect to its rates and accounting practices. The accounting policies conform to generally accepted accounting principles as applied to regulated public utilities and reflects the effects of the ratemaking process in accordance with Statement of Financial Accounting, Standard No. 71, "Accounting for Certain Types of Regulation ("SFAS 71"). Under SFAS 71, a utility is allowed to defer costs that otherwise would be expensed in recognition of the ability to recover them in future rates.

The Company has established regulatory assets in cases where the MDPU has permitted or is expected to permit the recovery of specific costs over time. As of August 31, 1995, principal regulatory assets include
(1) approximately $860,000 for transition costs associated with FERC
Order 636, (2) $520,000 related to a settlement payment for a supplemental retirement plan, and (3) $425,000 related to deferred income taxes. Included in deferred credits is a regulatory liability of $794,000 related to deferred income taxes.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121") was issued in March 1995 and is effective for the Company on September 1, 1996. SFAS 121 established accounting standards for the impairment of long lived assets. It requires that regulatory assets which are no longer probable of being recovered be written off. Based upon the current regulatory environment in the Company's service territory, it is not expected that the adoption of SFAS 121 will have a material impact on the Company's financial position or results of operations.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of LNG Storage, Inc., a wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

Cash equivalents are defined as investments with an original maturity of three months or less.

Operating Revenues

Revenues from the sale of gas are based on rates authorized by the MDPU and are recorded in the period the bill is rendered. Meters are read and bills are rendered on a cycle basis throughout the month. As a result, the volumes of gas delivered to customers in any period may be more or less than the usage for which customers are billed.

The Company's rates include a Cost of Gas Adjustment Factor which permits the Company to recover the difference between gas costs incurred by the Company and gas costs billed to customers. The amount of the difference is deferred for accounting purposes and expensed when reflected in billings in subsequent periods.

Utility Plant

Utility plant and other property are stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and material, allocable overhead, allowance for funds used during construction and indirect charges for engineering and supervision. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Depreciation for financial reporting purposes is calculated on a straight-line basis. The annual provision for depreciation, based on the average depreciable property, was equivalent to a composite depreciation rate of 3.03% for fiscal 1995, 1994, and 1993. The cost of Utility Plant retired or otherwise disposed of, in the ordinary course of business, together with costs of removal less salvage, is charged to accumulated depreciation.

Reclassifications

Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.


B.  Supplemental Fuel Inventory Trust

The Company, with MDPU approval, finances its supplemental gas inventory through a single purpose trust which purchases gas with funds loaned to the trust by a bank. As required, the Company repurchases gas from the trust at prices based on original product cost, financing and trust fees. The credit agreement between the trust and the bank provides for a total commitment of up to $7,000,000. Financing and trust fees resulted in an effective interest cost to the Company of 5.9% for 1995 and 4.6% in 1994 based on average borrowing. Upon termination of the plan by either party, the Company is obligated to reimburse the trust in an amount equal to the investment in the trust not previously reimbursed plus any other obligations incurred by the trust. The Company has 240 days (60 days in the event of default) to reimburse the trust upon termination.

C.   Common Stock

Common stock activity for the three-year period ended August 31, 1995, is as follows:


                                                         Additional
                                Number of     Common       Paid-in
                                  Shares       Stock       Capital


Balance, August 31, 1992        1,317,805   $3,294,513   $ 8,238,964
 Dividend reinvestment plan        15,042       37,605       321,702
 Amortization of capital
   stock expense                      ---          ---        40,709
 Various employee stock plans       7,564       18,910       165,627
 Sale of common stock             203,634      509,085     4,053,748


Balance, August 31, 1993        1,544,045    3,860,113    12,820,750
 Dividend reinvestment plan        15,452       38,631       359,647
 Amortization of capital
   stock expense                        -            -        51,408
 Various employee stock plans      10,397       25,991       247,775
 Sale of common stock               2,168        5,420        53,410


Balance, August 31, 1994        1,572,062    3,930,155    13,532,990
 Dividend reinvestment plan        19,276       48,190       389,246
 Amortization of capital
   stock expense                        -            -        51,408
 Various employee stock plans      13,054       32,635       280,208
 Sale of common stock               2,669        6,673        57,174

Balance August 31, 1995         1,607,061   $4,017,653   $14,311,026
                                ==========  ==========   ===========





D.  Redeemable Preferred Stock and Restriction on Retained
    Earnings

The preferred stock is currently redeemable, in whole or in part, at the option of the Company, by a payment to the holder of $100 per share plus accrued dividends in the event of involuntary liquidation. This payment requirement increases fifty cents per share plus accrued dividends in the event of voluntary liquidation.

A purchase agreement provides that the Company will annually offer to purchase and retire up to, but not in excess of, 140 shares of redeemable preferred stock at $100 per share plus accrued dividends. Payment of dividends on, or acquisition of, common stock is prohibited if the Company fails to cumulatively offer to purchase 280 shares of preferred stock. Required offers were made, and the Company redeemed, 140 shares during each of the three fiscal years ending August 31, 1995.

Dividends on redeemable preferred stock are at a stated rate of 5.50% cumulative, payable quarterly January 1, April 1, July 1 and October 1.

Under the terms of the indenture securing the First Mortgage Bonds, retained earnings in the amount of $5,192,475 as of August 31, 1995, were unrestricted as to the payment of cash dividends on common stock and the purchase, redemption or retirement of shares of capital stock.

E.  Interim Financing and Long-term Debt

The Company periodically borrows from banks on an unsecured, short-term basis. At August 31, 1995, the Company had $4,890,000 of outstanding notes payable with a weighted average interest rate of 6.4% under available lines of credit totaling $16,500,000. The annual commitment fees related to these lines of credit are between 1/4% and 3/8% on the total amount of the line.

Substantially all plant assets are pledged as collateral under the terms of the indenture of First Mortgage Bonds. The 8-1/2% Mortgage Note represents an obligation secured by the liquified gas storage facility in Haverhill, Massachusetts. In accordance with the terms of the indenture of First Mortgage Bonds, the Note Purchase Agreement of the sinking fund notes and the Mortgage Note, the Company is required to make specified sinking fund payments and other maturities of long-term debt of $978,758 in 1996, $923,830 in 1997, $960,536 in 1998, $600,000 in 1999, $600,000 in 2000 and
$17,605,000 thereafter.

F.  Income Taxes

The components of the provision for income taxes are as follows:



                                      1995       1994         1993
Federal

 Current                         $1,469,957  $  796,930    $1,054,220
 Deferred                             2,000     791,000       330,000
 Amortization of investment
   tax credit                       (70,099)    (70,800)     (72,764)

                                  1,401,858   1,517,130    1,311,456
State
 Current                            292,615     173,459      213,603
 Deferred                               445     162,000       67,000

                                    293,060     335,459      280,603
Total income taxes               $1,694,918  $1,852,589   $1,592,059
                                 ==========  ===========  ===========


A reconciliation of federal income taxes calculated at the statutory rate with income tax expense shown in the financial statements for each of the three years ended August 31, is as follows:

                                   1995        1994         1993

Federal statutory rate               34.0%        34.0%        34.0%
                                    ======        ======       ======
Federal income tax
 expense at statutory rates      $1,663,963   $1,759,260   $1,527,756

Increase (decrease) in taxes resulting
 from:
     Amortization of investment
        tax credit                  (70,099)     (70,800)    (72,764)

     State taxes, net of
        federal benefit             199,980     221,403      185,596
     Other                          (98,926)    (57,274)     (48,529)

Total income tax expense         $1,694,918  $1,852,589   $1,592,059
                                 =========== ===========  ===========
Effective income
 tax rate                             34.6%       35.8%        35.4%
                                      ======      ======       ======

Effective September 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes" ("SFAS 109"). The adoption of SFAS 109 had no earnings impact on the Company. SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. A regulatory asset of $425,000 was established for the recovery of deficiencies in deferred taxes as a result of the net effect of establishing some deferred taxes for temporary differences using the flow-through method. Recovery of this amount will be addressed in the Company's next rate filing with the MDPU.
A regulatory liability of $794,000 was established for the tax benefit of unamortized investment tax credits, which SFAS 109 requires to be treated as a temporary difference. This benefit will be passed on to customers over the lives of property giving rise to the investment credits. Significant items making up deferred tax assets and deferred tax liabilities at August 31, 1995 and 1994 are as follows:

                                                  1995         1994
Liabilities
   Utility Plant-primarily depreciation      $ 9,957,069   $ 9,237,890
   Other                                         332,912       425,099
                                              10,289,981     9,662,989
Assets
   Investment tax credits                        794,403       827,152
Other                                          1,800,651     1,199,720
                                               2,595,054     2,026,872
Accumulated deferred income taxes, net       $ 7,694,927   $ 7,636,117
                                             ===========   ===========

The net year-end deferred income tax liabilities above are net of current deferred tax assets of $1,397,422 and $816,445, respectively, which is included in prepaid income taxes in the accompanying Consolidated Balance Sheets.

Deferred federal income tax expense results from differences in the timing of recognition of certain items for tax and financial statement purposes. The components of the deferred income tax provision are as follows:

                                      1995        1994         1993

   Excess tax depreciation
     over book depreciation      $ 593,030     $575,050     $459,099
   Uncollectible accounts           70,990      (48,535)     (52,768)
   Rate case expenses              (40,939)     (48,813)      56,145
   Gas adjustment factor          (584,798)      52,558       28,862
   Other deferred charges
     and credits                   (63,865)     282,763      (52,817)
   Unbilled revenues                33,890      (25,033)      26,798
   Deferred state taxes                  -      (55,080)     (22,780)
   Medical insurance reserves        4,925            -      (62,458)
   Other                           (11,233)      58,090      (50,081)

   Deferred federal
     income taxes                $   2,000     $791,000     $330,000
                                 ==========    =========    =========

The tax effect of the cumulative amount of timing differences at August 31, 1995 for which deferred federal income taxes have not been provided is not significant.

G.  Leases

The Company is obligated under various lease agreements for certain facilities and equipment used in operations. Total expenditures under operating leases for each period were $289,721 in 1995, $309,992 in 1994, and $287,736 in 1993. A summary of property classified as capital leases as of August 31, 1995 and 1994 is as follows:

                                       1995             1994

   Buildings                       $1,123,797       $1,123,797

   Less:  Accumulated depreciation    423,806          381,858

                                   $  699,991       $  741,939
                                   ==========       ==========

In accordance with the rate treatment allowed by the MDPU, the depreciation expense of $41,948, $38,540 and $35,500, along with interest of $60,502, $63,910 and $67,000 related to the capital lease, is included in other operating expenses for the years ended August 31, 1995 and 1994 and 1993, respectively.

The Company also has various operating lease agreements for equipment, vehicles and office space. The remaining minimum annual rental commitment for these and all other non-cancellable leases is as follows:

                              Capital Leases Operating Leases

   1996                           $102,500         $297,599
   1997                            102,500          254,357
   1998                            102,500          184,384
   1999                            102,500           26,644
   2000                            102,500            3,387
   Thereafter                      529,584            3,543
                                 1,042,084
   Total minimum lease payments                    $769,914
                                                   ========
   Less:  Amount representing
          interest                  342,093

                                   $699,991
                                   ========

H.  Employee Benefits

Pension Plans

The Company has two principal pension plans covering substantially all employees. The actuarial method for determining annual pension cost is the Projected Unit Credit method.

Net pension cost for 1995, 1994 and 1993 consist of the following components:

                                       1995        1994        1993

   Service cost -- benefits
      earned during the year        $231,741    $212,190   $ 175,000
   Interest cost on projected
      benefit obligations            668,107     617,749     568,000
   Actual return on plan assets     (887,022)    (74,969)   (933,000)
   Net amortization and deferral     412,504    (444,131)    476,000

        Net pension cost            $425,330    $310,839    $286,000
                                    =========   =========   =========


The expected long-term rate of return on assets was 8.5% in 1995 and 1994, the discount rate used in determining the actuarial present value of the projected obligation was 8.0% in 1995 and 1994 and the expected rate of pay increase was 6.0% in 1995 and 1994.

The following table sets forth the funding status of the pension plans and amounts recognized in the Company's balance sheet based on measurement dates of August 31, 1995 and 1994:

                                               1995              1994

Actuarial present value of benefit
obligations (in thousands)
Vested benefit obligation                       $ 7,960        $ 7,476
                                                ========       ========
Accumulated benefit obligation                  $ 8,433        $ 7,884
                                                ========       ========
Projected benefit obligation
for service rendered to date                    $ 9,329        $ 8,634
Plan assets, primarily listed stocks,
corporate bonds and U.S. bonds,
at fair value                                     8,034          7,467

Projected benefit obligation in excess
of plan assets                                   (1,295)        (1,167)
Unrecognized net gain                              (321)          (437)
Unrecognized prior service cost                   1,537          1,633
Adjustment required to recognize
additional minimum liability                       (330)          (465)
Unrecognized net obligation at transition            10             20

Net pension liability                            $  399       $    416
                                                 ========      ========

Assets in the pension plan are currently held in listed stocks, corporate bonds and government bonds.

Employee Stock Ownership Plan

On September 1, 1986, the Company created an Employee Stock Ownership
Plan and Trust ("ESOP"). The Company contributes annually to a trust an amount equal to principal plus interest and any other fees net of interest income earned by the trust and dividends on unallocated shares.
The Trust was created primarily to acquire shares of the Company's common stock for the exclusive benefit of the participants (substantially all nonbargaining employees). During fiscal 1987, the Trust borrowed $1,500,000 and acquired 82,800 shares, as adjusted for a two-for-one stock split effective April 1, 1987, of the Company's previously unissued common stock. The loan is guaranteed by the Company and is payable in 10 equal annual installments of $150,000 through October, 1996. The ESOP is recorded as a liability and the offsetting debit is accounted for as a reduction of common stock equity in the accompanying consolidated balance sheets. Interest is payable monthly at a floating rate which is 80% of the current prime rate. The charge to income, which equals the Company's contribution, for 1995 was $141,359, for 1994 was $223,349, and for 1993
was $152,949. Interest on ESOP debt was $17,365 for 1995, $37,023 for 1994, and $51,758 for 1993. Dividends on unallocated ESOP shares used to pay debt service for all periods presented was $27,193 for 1995, $41,352 for 1994, and $52,439 for 1993.

Savings Plan

The Company has a thrift savings plan in which the Company matches a portion of employee contributions up to six percent of a participant's wages. The Company contributed approximately $118,939 to the plan in 1995, $108,000 to the plan in 1994, and $63,500 in 1993.

Postretirement Benefits Other Than Pension

On September 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). This standard requires the accrual of the expected cost of such benefits during the employee's years of service and the recognition of an actuarially determined postretirement benefit obligation earned by existing retirees. The assumptions and calculations involved in determining the accrual and the accumulated postretirement benefit obligation closely parallel pension accounting requirements. The cumulative effect of the implementation of SFAS 106 as of September 1, 1994 is being amortized over 20 years.
Prior to 1994, the cost of postretirement benefits was recognized on a pay-as-you-go basis. The cost of retiree medical and life insurance benefits under the traditional pay-as-you-go basis was $223,000 for 1993. The Company is currently recovering the full SFAS 106 cost in rates.

The net periodic postretirement benefit cost for the year ended
August 31, 1995 and 1994 were as follows:

                                            1995        1994

   Service cost                           $ 84,550    $110,691
   Interest cost                           284,861     296,310
   Loss on plan assets                      13,066           -
   Net amortization and deferral           157,634     203,868
       Total postretirement benefit cost  $540,111    $610,869
                                           ========   =========
  The funded status of the Company's postretirement benefit plan using a measurement date of July 1, 1995 and 1994, is as follows:

                                            1995        1994
   Accumulated postretirement
    benefit obligation:
       Retirees                        $(2,972,713)    $(2,714,112)
       Fully eligible active
        Plan participants                 (118,200)       (168,942)
       Other active Plan participants   (1,264,135)     (1,183,982)
                                        (4,355,048)     (4,067,036)
   Plan assets at fair value               557,939         229,781
   Accumulated postretirement obligation
    greater than Plan assets            (3,797,109)     (3,837,255)
   Unrecognized transition obligation    3,669,616       3,873,484
   Unrecognized (gain) loss                 (3,021)       (141,261)
            Accrued postretirement
             benefit cost              $  (130,514)     $ (105,032)
                                       ============     ===========

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1995 and 1994.
The annual increase in the cost of covered health care benefits for 1995 was 9.5% and 7.5% for participants under age 65 and over age 65, respectively, and for 1994 was 13% and 8% for participants under 65 and over 65, respectively. This increase gradually decreases to 5%
in the year 2007 and thereafter. A 1% increase in the assumed health care cost trend would have increased the cost computed under SFAS 106 by $27,444 and increased the accumulated postretirement benefit by $309,465 as of August 31, 1995.

The Company has established two Voluntary Employee Beneficiary Associations ("VEBA") trusts pursuant to section 501(c)9 of the Internal Revenue Code to fund these benefits. The Company also created a subaccount to its pension plan pursuant to section 401(h) of the Internal Revenue Code to satisfy a portion of its postretirement benefit obligation. The Company made contributions to the trusts and the subaccount during 1995 and 1994 totaling $514,629 and $506,000, respectively. Assets in the VEBA trusts are held in cash reserve accounts. Assets in the subaccount to the pension plan are currently held in listed stocks, corporate bonds and government bonds.

Incentive Stock Option Plan

In 1995 the Company adopted a Stock Option Plan ("Plan"). In accordance with the Plan, options may be granted from time to time but the total number of shares subject to the Plan shall not exceed 100,000 with not more than 25,000 shares granted during any one year to any
individual.   The Plan  is  considered an Incentive Stock  Option  Plan
under Internal Revenue Code Section 422. During 1995, a total of 24,000 shares were granted at a price of $24.50 with exercise dates
beginning  February  9,  1996  and   ending February  9, 2000.
No options were exercised during  fiscal 1995.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company will be required to adopt this standard effective September 1, 1996. SFAS 123 establishes a fair value based method of accounting for stock based compensation plans. SFAS 123 allows companies to either measure compensation using the fair value method or to continue to apply the provisions of APB Opinion No. 23, "Accounting for Stock Issued to Employees" and include footnote disclosure of pro forma net income and earnings per share calculated as if the fair value method had been applied. The Company expects to adopt the latter method and concludes that the adoption of this standard will not have a material impact on the results of operations or its financial condition.

I. Commitments and Contingencies

Construction Expenditures

The Company's construction expenditures in connection with its continuing construction program are presently estimated at $7,000,000 for 1996 and approximately $6,000,000 in each of the four following years.

Gas Supply, Transportation and Storage

The Company has various long-term gas supply, transportation and storage
contracts with minimum cost provisions.   Under these  contracts, the
Company is obligated to make specified minimum payments. Based on current rates and/or agreements, the minimum annual payments under these contracts are as follows:

                                                 1996 to 2000

Pipeline Transportation Demand                    $5,182,643

Underground Storage Demand                           979,608

Underground Storage Transportation                 1,004,011

Pipeline Gas Inventory Charge                      1,662,951

GSR Charges                                          858,715
                                                  $9,687,928
                                                  ===========

FERC Order 636 also allows the pipeline companies to recover transition costs created as they buy out of long-term, fixed price contracts. Tennessee Gas Pipeline Company began direct billing these costs to the Company on September 1, 1993 as a component of the demand charges. At August 31, 1995, the transition costs are estimated at $860,000 and will be billed over a period of approximately three years subject to modification and/or refund based on final FERC approval of pipeline transition costs to be recovered. Negotiations are continuing with the pipeline of several other issues.
As a result, the Company is unable to predict its final obligation at this time; however, based on these and subsequent settlement activities, the Company will adjust its regulatory assets and liability accounts accordingly. The MDPU has allowed recovery of these transition costs through the cost-of-gas adjustment clause.

Litigation Matters

The Company is a defendant in various civil actions, which are covered by insurance and reserves. Based on the advice of legal counsel, management believes that the Company has adequate defenses against these claims and, in view of the insurance coverage, the potential liability would not materially effect the financial condition or the results of operations of the Company.

Environmental Matters

The Company has received notification that the Massachusetts Department of Environmental Protection (MDEP) has reason to believe that the Company may be a potentially responsible party, along with several other parties, with respect to alleged release of hazardous materials at sites in Plympton, Massachusetts. The Company does not currently have sufficient information to reasonably estimate the amount of the final liability for cleanup costs or other damages or expenses at such sites. The Company believes it should be permitted to recover these costs through rates.

The Company or its predecessors previously operated four manufactured gas plants and one storage facility (collectively, "MGPs") at sites in Massachusetts. Each of these facilities has been out of operation for more than 25 years. It is possible that in the manufacturing process some or all of the MGPs may have discharged certain substances on the sites which may now be deemed to be hazardous. The Company has not ascertained the extent of any hazardous substance contamination on these sites from the MGP operations. The EPA and MDEP have recently begun to focus on the potential environmental hazards of MGPs. To the Company's knowledge, neither the EPA nor the MDEP have issued any orders to clean up any of the Company's MGP sites. In 1995 an investigation which reported the presence of certain compounds was conducted at one of the Company's MGP sites. As a result, a second, more intensive investigation will be conducted in 1996 to determine the level of contamination and to assess whether any remediation is required. The Company does not currently possess sufficient information to determine the probability or the cost of the potential remediation, however, the MDPU provides for the recovery through the SCGA of all environmental response costs associated with this and any other MGP sites over seven-year amortization periods without a return on the unamortized balance. The MDPU agreement also provides for no further investigation of the prudency of any Massachusetts gas utility's past MGP operations.

Subsequent Events

On September 15, 1995 the MDPU approved the Company's petition to change the par value of the Company's common stock from $2.50 par value to no par value. The change was effective October 5, 1995.

The Company has petitioned the MDPU for a new supplemental fuel agreement replacing the one that expired October 31, 1995. Financing from the expiration of the original arrangement to approval from the MDPU has been accomplished by a $7,000,000 floating rate bridge loan which expires December 31, 1995. The Company expects MDPU approval for the supplemental fuel agreement in December 1995.

Item 9:   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.

                             PART III

Item 10:  Directors and Executive Officers of the Registrant

The information required by Item 401 and 405 of Regulation S-K is herein incorporated by reference to Registrant's Proxy Statement dated December 5, 1995, for the Annual Meeting of Stockholders to be held on January 16, 1996.


Item 11:  Executive Compensation

The information required by Item 402 of Regulation S-K is herein incorporated by reference to Registrant's Proxy Statement dated
December 5, 1995, for the Annual Meeting of Stockholders to be held on January 16, 1996.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is herein incorporated by reference to Registrant's Proxy Statement dated
December 5, 1995, for the Annual Meeting of Stockholders to be held on January 16, 1996.


Item 13:  Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is herein incorporated by reference to Registrant's Proxy Statement dated December 5, 1995, for the Annual Meeting of Stockholders to be held on January 16, 1996.


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ESSEX COUNTY GAS COMPANY
                                            (Registrant)

Date:     November   , 1995

by
          Vice  President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.




Signature                        Title                 Date

/s/ Charles E. Billups      Chairman of the Board    11/28/95


/s/ Philip H. Reardon       President and Chief      11/28/95
                            Executive Officer

/s/ James H. Hastings       Vice President and       11/28/95
                            Treasurer (Principal
                            Financial and Accounting
                            Officer)

/s/ Benjamin C. Bixby       Director                  11/28/95

/s/ Daniel A. Burkhard      Director                  11/28/95

/s/ Edward J. Curtis        Director                  11/28/95

/s/ Dorothy J. Dotson       Director                  11/28/95

/s/ Richard P. Hamel        Director                  11/28/95

/s/ Robert S. Jackson       Director                  11/28/95

/s/ Eric H. Jostrom         Director                  11/28/95

/s/ Robert L. Meade         Director                  11/28/95

/s/ Kenneth L. Paul         Director                  11/28/95

/s/ Richard L. Wellman      Director                  11/28/95


                             PART IV

ITEM 14:        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K

A)  Documents filed as part of this report:

    1.    The Financial Statements of the Company, on pages
          20 through 36, and the Report of Arthur Andersen LLP on page 19 herein.

    2.    Schedules.

          None.

    3.    Exhibits


Exhibit
Number      Description

3.1        Restated Articles of Organization of Essex County
           Gas Company.3

3.2        Bylaws of Essex County Gas Company.4

4.1        The rights of holders of Redeemable Preferred
           Stock, 5.50% Series and the rights of holders of Common Stock, are defined in the Bylaws and the Restated Articles of Organization of the Registrant.
           See Exhibit 3.1.

4.2 Indenture dated as of June 1, 1986 between the Com-pany and Centerre Trust Company of St. Louis, Trustee.2


Exhibit
Number      Description

4.3        Eleventh Supplemental Indenture dated as of Septem-
           ber 15, 1988, providing for a 10 1/4% Series due
           2003.1

4.4        Twelfth Supplemental Indenture dated as of
           December 1, 1990, providing for a 10.10%
           Series due 2020.4

10.1 LNG Storage, Inc., Lease Indenture of Mortgage and Deed of Trust dated April 10, 1972.1

10.2       Haverhill Familee Investment Corporation - Lease
           of Corporate Headquarters dated November 1,
           1975.1

10.3       Arlington Trust Company - Purchase Contract,
           Credit Agreement, Trust Agreement and Storage
           Agreement dated October 1, 1980.1

10.4       Consolidated Gas Supply Corporation - Underground
           Storage Contract dated February 18, 1980.1

10.5       Penn-York Energy Corporation - Storage Services
           Agreement dated December 21, 1984.1

10.6       Canadian Gas Transportation Contract between
           Tennessee Gas Pipeline Company and Essex County
           Gas Company dated December 1, 1987.3

10.7       Phase 2 Gas Sales Agreement between Boundary Gas
           and Essex County Gas Company dated September 14,
           1987.3

10.8 Amendment to the Agreement for the Sale of Gas between Bay State Gas Company and Essex County Gas
           Company dated May 6, 1988.3

10.9       Agreement for the Liquefaction of Gas between Bay
           State Gas Company and Essex County Gas Company dated March 14, 1988.3

10.10      Bond Purchase Agreement dated December 1, 1990, among
           Allstate Life Insurance Company of New York, and
           Essex County Gas Company.4

10.11 Iroquois Gas Transmission System, L.P. Gas Transpor-tation Contract for Firm Reserved Service dated
           February 7, 1991.3


Exhibit
Number      Description

10.12      Alberta Northeast Gas Limited (ANE), Gas Sales
           Contract Agreement No. 1 dated February 7,
           1991.5

10.13      Aquila Energy Marketing Corporation Gas Sales
           Agreement dated June 5, 1992.5

10.14 Natural Gas Clearinghouse Gas Sales Agreement dated June 8, 1992.5

10.15 Tennessee Gas Pipeline Transportation Contract dated February 7, 1991.6

10.16      Tennessee Gas Pipeline Company Gas Storage Con-
           tract (SS-NE) TGP002099STO dated November 10,
           1991.6

10.17      Tennessee Gas Pipeline Company Storage Service
           Transportation Contract TF-4175 dated October
           28, 1991.6

10.18 The Company has entered into an amended employment contract with Charles E. Billups, Chairman of the Board.2*

10.19 Form of employment contract between the Company and each of the following officers: Wayne I. Brooks, Vice President; John W. Purdy, Jr., Vice President; James H. Hastings, Vice President and Treasurer; Allen R. Neale, Vice President; and Cathy E. Brown, Clerk. These contracts are identical to those sub-mitted with the Annual Report for each with the exception of compensation amounts.2*

10.20      Employment Agreement between the Company and Philip
           H. Reardon, President, dated November 19, 1992.7*

10.22      Gas Transportation Agreement between Essex County
           Gas Company and Tennessee Gas Pipeline Company (for
           use under FT-A Rate Schedule) dated September 1,
           1993.8

10.23      Gas Transportation Agreement between Essex County
           Gas Company and Tennessee Gas Pipeline Company (for
           use under FT-A Rate Schedule) dated August 25,
           1993.8

10.24      Gas Transportation Agreement between Essex County
           Gas Company and Tennessee Gas Pipeline Company (for use under Transportation Service "CGT-NE" Rate
           Schedule) dated September 1, 1993.8


Exhibit
Number      Description


10.25      Gas Transportation Agreement between Essex County
           Gas Company and Tennessee Gas Pipeline Company (for
           use under FT-A Rate Schedule) dated September 1,
           1993.8

10.26      Gas Transportation Agreement between Essex County
           Gas Company and Tennessee Gas Pipeline Company (for
           use under Rate Schedule FS) dated September 1,
           1993.8

10.27      Amendment to Employment Agreement between the
           Company and Philip H. Reardon, President, dated
           March 3, 1994.*

10.28      Amendment to Employment Agreement between the
           Company and John W. Purdy, Jr., Vice President, dated March 3, 1994.*

10.29      Amendment to Employment Agreement between the
           Company and Wayne I. Brooks, Vice President, dated March 3, 1994.*

10.30      Amendment to Employment Agreement between the
           Company and Allen R. Neale, Vice President, dated March 3, 1994.*

10.31      Amendment to Employment Agreement between the
           Company and James H. Hastings, Vice President and Treasurer, dated March 3, 1994.*

10.32      Amendment to Employment Agreement between the
           Company and Cathy E. Brown, Corporate Clerk, dated March 3, 1994.*

10.33      Essex County Gas Company Supplemental Retirement
           Plan for Philip H. Reardon effective January 1, 1994.*

27         Financial Data Schedule

 B)        Reports on Form 8-K

           No reports on Form 8-K have been filed during the quarter ended August 31, 1995.

*Denotes Management Contract.

1    Previously filed as an exhibit to Registrant's Registration
     Statement on Form S-7, filed October 23, 1981, File No. 2-74531 and is incorporated herein by this reference.

2    Previously filed as an exhibit to Registrant's Registration
     Statement on Form S-2, filed June 19, 1986, File No. 33-6597 and is incorporated herein by this reference.

3 Previously filed as an exhibit to Registrant's 10-K filed for the fiscal year ended August 31, 1988, and is incorporated herein by this reference.

4 Previously filed as an exhibit to Registrant's 10-Q filed for the quarter ended February 28, 1991, and is incorporated herein by this reference.

5 Previously filed as an exhibit to Registrant's 10-Q filed for the quarter ended May 31, 1992, and is incorporated herein by this reference.

6 Previously filed as an exhibit to Registrant's 10-K filed for the fiscal year ended August 31, 1992, and is incorporated herein by this reference.

7    Previously filed as an exhibit to Registrant's Form S-3, No.
     33-69736, filed on September 30, 1993, and is incorporated herein by this reference.

8 Previously filed as an exhibit to Registrant's Form 10-K filed for the fiscal year ended August 31, 1993, and is incorporated herein by this reference.



[CIK]                                            0000046189
[NAME]                             ESSEX COUNTY GAS COMPANY
[MULTIPLIER]                                          1,000

<PERIOD TYPE>                                        12-MOS
<FISCAL YEAR END>                               AUG-31-1995
<PERIOD END>                                    AUG-31-1995
<BOOK VALUE>                                       PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                            71,158
[OTHER-PROPERTY-AND-INVEST]                             524
[TOTAL-CURRENT-ASSETS]                               10,856
<TOTAL-DEFERRED-ASSETS>                               3,296
[OTHER-ASSETS]                                          700
[TOTAL-ASSETS]                                       86,535
[COMMON]                                              4,018
[CAPITAL-SURPLUS-PAID-IN]                            14,086
[RETAINED-EARNINGS]                                  12,577
[TOTAL-COMMON-STOCKHOLDERS-EQ]                   30,680
[PREFERRED-MANDATORY]                                   336
[PREFERRED]                                               0
[LONG-TERM-DEBT-NET]                                 20,689
[SHORT-TERM-NOTES]                                    4,890
[LONG-TERM-NOTES-PAYABLE]                                 0
[COMMERCIAL-PAPER-OBLIGATIONS]                            0
<LONG-TERM-DEBT-CURR-PORTION>                           979
[LEASES-CURRENT]                                         46
[OTHER-ITEMS-CAPITAL-AND-LIAB]                       28,915
<TOTAL-CAPITALIZATION-AND-LIAB>                      86,535
[GROSS-OPERATING-REVENUE]                            45,050
[INCOME-TAX-EXPENSE]                                  1,402
[OTHER-OPERATING-EXPENSES]                           37,738
[TOTAL-OPERATING-EXPENSES]                           39,140
[OPERATING-INCOME-LOSS]                               5,910
[OTHER-INCOME-NET]                                        6
[INCOME-BEFORE-INTEREST-EXPEN]                        5,916
[TOTAL-INTEREST-EXPENSE]                              2,717
[NET-INCOME]                                          3,199
<PREFERRED-STOCK-DIVIDEND>                               19
[EARNINGS-AVAILABLE-FOR-COMM]                         3,180
[COMMON-STOCK-DIVIDENDS]                              2,460
[TOTAL-INTEREST-ON-BONDS]                             2,049
[CASH-FLOW-OPERATIONS]                               10,707
[EPS-PRIMARY]                                          2.00
[EPS-DILUTED]                                          2.00