Form 10-Q
period 1995-11-30
ESSEX COUNTY GAS COMPANY
filed 1996-01-12
CIK 46189

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For   the  quarterly  period  ended November  30, 1995


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter periodthat the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No _____

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
     Number  of  shares of Common Stock outstanding as  of
     November 30, 1995:
                             1,614,693

 PART I - FINANCIAL INFORMATION


Item 1  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the registrant's Annual Report on Form 10-K for the year ended August 31, 1995 (1995 10-K).
In the opinion of Management, all adjustments, consisting of normally recurring adjustments considered necessary for a fair presentation, have been included. Because of the seasonal nature of the registrant's business, operating results for the three months ended November 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996.

                       ESSEX COUNTY GAS COMPANY
                      CONSOLIDATED BALANCE SHEETS


                                      November
                                      30, 1995             August
                                      (Unaudited)          31, 1995
ASSETS

Utility plant                        $93,600,548          $91,462,732
Less:  Accumulated depreciation       20,644,394           20,304,386
                                      ----------           ----------
   Net utility plant                  72,956,154           71,158,346
                                      ----------           ----------
Other property and investments
(at original cost)                       570,620              570,620
                                      ----------           ----------
Capitalized lease                        688,945              699,991
                                      ----------           ----------

Current assets:

   Cash and cash equivalents             263,563              136,925
   Accounts receivable, net
          Customers                    1,896,186            1,418,510
          Other                          239,299              280,889
   Income tax refund receivable                -              200,000
   Supplemental fuel inventory trust   7,102,168            6,477,155
   Material and supplies                 889,021              594,817
   Prepaid deferred income taxes       1,811,778            1,397,422
   Prepayments and other                 379,290              350,660
                                      ----------           ----------
   Total current assets               12,581,305           10,856,378
                                      ----------           ----------

Deferred charges:

  Unamortized debt expense and other   1,180,984            1,028,319
  Regulatory assets                    2,086,091            2,267,954
                                      ----------           ----------
   Total deferred charges              3,267,075            3,296,273
                                      ----------           ----------
                                     $90,064,099          $86,581,608
                                      ==========           ==========

         See Notes to Consolidated Financial Statements.

                         ESSEX COUNTY GAS COMPANY
                    CONSOLIDATED BALANCE SHEETS (Continued)

                                        November
                                        30, 1995              August
                                       (Unaudited)            31, 1995

CAPITALIZATION AND LIABILITIES

Common stock equity:
   Common stock, no par (authorized
     5,000,000 shares, issued and
     outstanding 1,614,693 shares)     $18,525,669             $     -
   Common stock, par value $2.50,
     (authorized 5,000,000 shares,
     issued and outstanding
     1,607,061 shares)                           -               4,017,653
   Additional paid-in capital                    -              14,311,026
   Unrealized gain on investments
    available for sale, net                 28,902                  28,902
   Retained earnings                    11,741,055              12,576,695
   ESOP shares purchased with debt         (75,000)               (225,000)
                                        ----------              ----------
         Total common stock equity      30,220,626              30,709,276
                                        ----------              ----------
Redeemable preferred stock
 (3,360 shares, 5.50%, $100 par value)     336,000                 336,000
                                        ----------              ----------
Long-term debt less current portion     20,008,607              20,689,366
                                        ----------              ----------
Non-current obligations under
 capital lease                             642,384                 654,390
                                        ----------              ----------
Current liabilities:
   Current portion of long-term debt       854,119                 978,758
   Current obligation under
     capital lease                          46,561                  45,599
   Obligations under supplemental
     fuel inventory trust                5,696,511               5,131,153
   Notes payable, banks                 11,400,000               4,890,000
   Accounts payable                      3,100,617               2,986,307
   Accrued interest                        394,383                 825,322
   Refundable gas costs                  1,024,623               2,490,178
   Transition obligations                  720,752                 858,715
   Supplier refund due customers         2,124,708               2,454,739
   Other                                   741,394                 850,404
                                        ----------              ----------
       Total current liabilities        26,103,668              21,511,175
                                        ----------              ----------
Deferred credits:
   Accumulated deferred income taxes     9,039,292               9,092,349
   Unamortized investment tax credit     1,263,235               1,280,680
   Deferred directors' fees                895,487                 879,009
   Other                                 1,554,800               1,429,363
                                        ----------              ----------
      Total deferred credits            12,752,814              12,681,401
                                        ----------              ----------
                                       $90,064,099             $86,581,608
                                       ===========             ===========

See Notes to Consolidated Financial Statements.

                         ESSEX COUNTY GAS COMPANY
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED
                                        November                November
                                        30, 1995                30, 1994
                                        (Unaudited)            (Unaudited)

Operating revenues                     $ 6,962,014             $6,701,938
   Less:  Cost of gas                    3,273,480              3,222,060
                                         ---------              ---------
   Operating margin                      3,688,534              3,479,878
Operating expenses:                      ---------              ---------
   Operations and maintenance
    expenses                             2,667,236              2,666,419
   Depreciation                            417,760                387,760
   Taxes, other than federal income        212,741                207,206
   Federal income taxes                   (145,445)              (182,526)
                                         ---------              ---------
      Total operating expenses           3,152,292              3,078,859
                                         ---------              ---------
Operating income                           536,242                401,019
Other expense-net                          (16,873)                (2,267)
                                         ---------              ---------
Income before interest charges             519,369                398,752
                                         ---------              ---------
Interest charges:
   Interest on long-term debt              497,403                518,170
   Amortization of debt expense              6,821                  6,721
   Other interest expense                  230,556                157,634
   Allowance for funds used during
     construction                          (11,944)                (9,921)
                                         ---------              ---------
       Total interest charges              722,836                672,604
                                         ---------              ---------
Net loss                                  (203,467)              (273,852)
Preferred dividend requirements             (4,620)                (4,813)
                                         ---------              ---------
Loss attributable to common stock      $  (208,087)           $  (278,665)
                                         =========              =========

Common shares outstanding
 (weighted average)                      1,612,851              1,578,118
                                         ---------              ---------
Loss per common share                 $       (.13)           $      (.18)
                                         ---------              ---------
Dividends per common share            $        .39            $       .38
                                         ---------              ---------
         See Notes to Consolidated Financial Statements.

                        ESSEX COUNTY GAS COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 THREE MONTHS ENDED
                                        November                 November
                                        30, 1995                 30, 1994
                                        (Unaudited)             (Unaudited)
 Operating activities:
  Net loss                            $  (203,467)             $  (273,852)
  Adjustments to reconcile net          ---------                ---------
    income to net cash:
   Depreciation and amortization          487,899                  458,717
   Provision for uncollectible
    accounts                              110,135                  106,000
   Deferred income taxes               (1,193,427)                 609,000
   Non-cash compensation related
     to ESOP                              150,000                  225,000

 Cash provided by (used in)
      working capital:
   Increase in accounts receivable       (546,221)                 (61,018)
   Increase in inventories               (919,217)                (869,941)
  (Increase)decrease in prepayments
     and other                            (28,630)                  76,006
   Increase (decrease) in income and
     other taxes                           59,697                 (843,000)
   Decrease in refundable gas costs    (1,465,555)              (1,100,355)
   Increase (decrease) in accounts
           payable                        114,310                 (347,047)
   Other, net                              22,669                 (506,695)
                                        ---------                ---------
     Total adjustments                 (3,208,340)              (2,253,333)
     Net cash used in operating         ---------                ---------
           activities                  (3,411,807)              (2,527,185)
                                        ---------                ---------
Investing activities:
   Capital expenditures                (2,199,905)              (1,538,363)
   Cost of property retirements, net      (83,574)                  (1,951)
      Net cash used in investing        ---------                ---------
           activities                  (2,283,479)              (1,540,314)
                                        ---------                ---------
Financing activities:
   Dividends paid                        (632,173)                (603,078)
   Issuance of common stock               184,137                  193,300
   Principal retired on long-term debt   (655,398)                (650,929)
   Increase in fuel note payable          565,358                  495,415
   Principal payment on ESOP obligation  (150,000)                (225,000)
   Increase in notes payable, banks     6,510,000                4,825,000
        Net cash provided by financing  ---------                ---------
           activities                   5,821,924                4,034,708
                                        ---------                ---------
Net increase (decrease) in cash and
 cash equivalents                         126,638                  (32,791)
Cash and cash equivalents at
 beginning of period                      136,925                  130,939
Cash and cash equivalents at end         --------                 --------
 of period                             $  263,563               $   98,148
                                         ========                 ========
Supplemental disclosures:
  Cash paid for interest
 (net of amount capitalized)           $1,153,775             $  1,131,784
    Cash paid for income taxes         $  250,000             $     33,000

       See Notes to Consolidated Financial Statements

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

B.  Accounts Receivable

Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $726,000 and $595,000 as of November 30, 1995 and August 31, 1995, respectively.

C.  Restriction on Retained Earnings

Under the terms of the Indenture securing the First Mortgage Bonds, retained earnings in the amount of $4,357,834 as of November 30, 1995, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.

D.   Change in Par Value

On September 15, 1995 the Massachusetts Department of Public Utilities gave approval for the Company to change its Common Stock from $2.50 par value to no par value. This change was previously approved by Stockholders of the Company at the 1995 Annual Meeting.


Item 2

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

    For the Three Months Ended November 30, 1995 and
November 30, 1994

The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during colder months, discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because, unless interruptible volumes exceed a certain threshold specified by the Massachusetts Department of Public Utilities ("MDPU"), the Company must return all gross profit on such sales directly to the Company's firm customers. Once the threshold is attained, the Company may retain 10% of gross profits. The threshold was not attained in the three month period ended November 30, 1995. Since most of the Company's firm customers utilize gas for space heating purposes, the Company's sales are sensitive to the severity of the weather. The Company measures weather through the use of effective degree days. An effective degree day is calculated by subtracting the average temperature for the day, adjusted for wind and cloud cover, from 65 degrees Fahrenheit. The Company's service territory experienced 907 effective degree days during the three months ended November 30, 1995 as compared to 789 effective degree days for the three months ended November 30, 1994. The twenty-year average for the three months ended November 30 is 972 effective degree days. The colder weather in the current fiscal quarter occurred primarily during the month of November as the billing degree days for November 1995 were 586 compared to 407 for November of 1994. As a result, the volume of firm sales increased 9.2% to 828,342 Mcf for the three months ended November 30, 1995 from 758,216 Mcf for the three months ended November 30, 1994. The Company's interruptible sales increased from 278,144 Mcf to 296,927 Mcf and related interruptible revenues increased from $562,872 to $591,886. The Company's total operating revenues increased 3.9% to $6,962,014 for the three months ended November 30, 1995 from $6,701,938 for the three months ended November 30, 1994. This increase was due to the previously mentioned weather-related increase in firm gas volumes which was partially offset by a 4.7% decrease in the average unit price of gas sold to firm customers. The average unit price was $7.39 per Mcf of firm gas sold for the three months ended November 30, 1995 compared to $7.76 per Mcf of firm gas sold for the three months ended November 30, 1994. The decrease in unit selling prices reflects a return to firm customers of over collected gas costs as well as pipeline supplier refunds.

Gas costs recovered decreased 1.6% to $3,273.480 for the three months ended November 30, 1995 from $3,222,060 for the three months ended November 30, 1994. The reason for the decrease in gas costs recovered is due to a 7.7% decrease in the Company's average cost of gas to $3.24 per firm Mcf for the three months ended November 30, 1995 from $3.51 per firm Mcf for the three months ended November 30, 1994. The reduction in unit costs was partially offset by the aforementioned increase in firm gas volumes sold.

Operations and maintenance expenses remained nearly constant as the Company incurred $2,667,236 for the three months ended November 30, 1995 compared to $2,660,419 for the three months ended November 30, 1994.

Interest charges for the three months ended November 30, 1995 increased by $59,220. The increase was primarily attributable to higher interest rates applicable to higher outstanding amounts of short-term debt.

Loss attributable to common stock decreased 25.3% to $208,087 for the three months ended November 30, 1995 from $278,665 for the three months ended November 30, 1994. Loss per common share decreased 27.8% to $0.13 for the three months ended November 30, 1995 from $0.18 per share for the three months ended November 30, 1994. Since the Company's business is seasonal, losses are generally experienced during the first quarter of the Company's fiscal year. Dividends per common share were $.39 per share for the three months ended November 30, 1995 compared to $.38 per share for the three months ended November 30, 1994. In December, the Company declared a dividend of $.40 per share which was paid to shareholders on January 1, 1996.

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


Effective December 12, 1995, the Company finances most of its gas inventory with a bank through a special purpose credit agreement having a maximum financing commitment of $10,000,000 with a floating interest rate. This credit agreement extends from December 12, 1995 through December 31, 2000. Prior to December 12, 1995, the Company used a variety of arrangements to provide financing for its supplemental fuel inventories. As of November 30, 1995, the Company's obligation was $5,696,511.

For the three months ended November 30, 1995, the Company's construction expenditures totaled $2,199,905. These expenditures were funded principally from short-term bank borrowings. Historically, the first quarter of the Company's fiscal year has been characterized by significant construction expenditures, low gas sendout and low operating revenues. Cash requirements during this period have historically been satisfied through short-term bank borrowings. Planned construction expenditures for the remainder of fiscal 1996 are currently estimated at $4,800,000 and planned construction expenditures for fiscal 1997 are currently estimated at $6,225,000. The Company's planned construction expenditures and long-term debt repayments have been and will continue to be funded through cash generated by operations and short-term bank borrowings, which the Company anticipates will be replaced from time to time with equity and long-term debt financings.


                     PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          The information called for by this item is unchanged from that filed in the Company's Annual Report on Form 10-K for fiscal 1995.

Item 2    Changes in Securities

          None.

Item 3    Defaults Upon Senior Securities

          None.

Item 4    Submission of Matters to a Vote of Security Holders

          None.

Item 5   Other Information

         In December 1995, the Company received approval from the MDPU for its new supplemental fuel agreement replacing the one that expired October 31, 1995.

Item 6(a) Exhibits

          Exhibit 4.5  Revolving Credit Agreement.

Item 6(b) Reports on Form 8-K

          None.



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX COUNTY GAS COMPANY




By  /S/ Philip H. Reardon
    Philip H. Reardon
    President and Chief Executive Officer





By  /S/ James H. Hastings
    James H. Hastings
    Vice President and Treasurer
    (Principal Financial Officer)










Date:    January 12, 1996