Form 10-Q
period 1996-02-29
ESSEX COUNTY GAS COMPANY
filed 1996-04-11
CIK 46189

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended           February 29, 1996


                                OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from _________________ to ____________________

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Common Stock outstanding as of February 29, 1996:
                             1,623,580

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

For further information, refer to the notes to consolidated

financial statements included in the registrant's Annual Report on Form 10-K for the year ended August 31, 1995 (1995 10-K).  In the opinion of Management, all adjustments, consisting of normal ly recurring adjustments considered necessary for a fair

presentation, have been included.  Because of the seasonal nature of the registrant's business, operating results for the six

months ended February 29, 1996, are not necessarily indicative of the results that may be expected for the year ending August 31,

1996.

                          ESSEX COUNTY GAS COMPANY

                         CONSOLIDATED BALANCE SHEET


                                    February
                                    29, 1996         August
                                   (Unaudited)      31, 1995
ASSETS

Utility plant                      $94,764,961     $91,462,732

Less:  accumulated depreciation     21,483,061      20,304,386
                                    ----------      ----------
Net utility plant                   73,281,900      71,158,346
                                    ----------      ----------
Other property and investments         615,874         570,620
                                    ----------      ----------
Capitalized lease                      680,072         699,991
                                    ----------      ----------

Current assets:

   Cash and cash equivalents           680,144         136,925
   Accounts receivable, net
     Customers                       6,946,784       1,418,510
     Other                           1,264,605         280,889
   Income tax refund receivable              -         200,000
   Supplemental fuel inventory       2,957,097       6,477,155
   Material and supplies               524,806         594,817
   Prepaid deferred income taxes     1,315,474       1,397,422
   Prepayments and other               207,390         350,660
                                    ----------      ----------
     Total current assets           13,896,300      10,856,378
                                    ----------      ----------

Deferred charges:

 Unamortized debt expense
  and other                          1,250,647       1,028,319
 Regulatory assets                   1,996,806       2,267,954
                                   -----------     -----------
     Total deferred charges          3,247,453       3,296,273
                                   -----------     -----------
                                   $91,721,599     $86,581,608
                                   ===========     ===========

          See Noted to Consolidated Financial Statements.

                   ESSEX COUNTY GAS COMPANY
           CONSOLIDATED BALANCE SHEETS (Continued)

                                          February
                                          29, 1996             August
                                        (Unaudited)           31, 1995

CAPITALIZATION AND LIABILITIES

Common stock equity:
   Common stock, no par (authorized
   5,000,000 shares, issued and
   outstanding 1,623,580 shares)        $18,751,456         $         -
Common stock, par value $2.50,
   (authorized 5,000,000 shares:
   issued and outstanding 1,607,061 shares)        -          4,017,653
   Additional paid-in capital                      -         14,311,026
   Unrealized gain on investments
   available for sale, net                    51,312             28,902
   Retained earnings                      14,068,662         12,576,695
   ESOP shares purchased with debt           (75,000)          (225,000)
                                         -----------        -----------
     Total common stock equity            32,796,430         30,709,276
                                         -----------        -----------
Redeemable preferred stock
   (5.50% Series, $100 par value
   authorized 7,000 shares and
   outstanding 3,360 shares)                 336,000            336,000
Long-term debt less current              -----------        -----------
   portion                                19,480,000         20,689,366
Non-current obligations under            -----------        -----------
   capital lease                             622,703            654,390
                                         -----------        -----------
Current liabilities:
   Current portion of long-term
     debt                                  1,326,150            978,758
   Current obligation under capital
     lease                                    57,368             45,599
   Obligations under supplemental fuel
     inventory                             4,713,137          5,131,153
   Notes payable, banks                   10,064,917          4,890,000
   Accounts payable                        3,160,394          2,986,307
   Taxes payable                           1,557,586                 -
   Accrued interest                          927,319            825,322
   Refundable gas costs                    1,056,416          2,490,178
   Transition obligations                    681,835            858,715
   Supplier refund due customers           1,137,638          2,454,739
   Other                                     676,799            850,404
                                         -----------        -----------
     Total current liabilities            25,359,559         21,511,175
Deferred credits:                        -----------        -----------
   Accumulated deferred income
     taxes                                 9,082,893          9,092,349
   Unamortized investment tax credit       1,245,790          1,280,680
   Deferred directors' fees                  920,047            879,009
   Other                                   1,878,177          1,429,363
                                        ------------       ------------
Total deferred credits                    13,126,907         12,681,401
                                        ------------       ------------
                                         $91,721,599        $86,581,608
                                        ============       ============

          See Notes to Consolidated Financial Statements.

                   ESSEX COUNTY GAS COMPANY
            CONSOLIDATED STATEMENTS OF OPERATIONS


                                        THREE MONTHS ENDED
                                    February       February
                                    29, 1996       28, 1995
                                   (Unaudited)    (Unaudited)

Operating revenues                 $22,632,458    $20,160,226
   Less:  Cost of gas               11,310,328     10,299,550
                                   -----------    -----------
     Operating margin               11,322,130      9,860,676
                                   -----------    -----------
Operating expenses:
   Operations and maintenance
     expenses                        3,788,109      3,762,714
   Depreciation                      1,255,760      1,162,760
   Taxes, other than federal
     income                            920,737        837,345
   Federal income taxes              1,655,555      1,276,474
                                   -----------    -----------
     Total operating expenses        7,620,161      7,039,293
                                   -----------    -----------
Operating income                     3,701,969      2,821,383
Other income - net                       7,227         10,388
                                   -----------    -----------
Income before interest charges       3,709,196      2,831,771
                                   -----------    -----------
Interest charges:
   Interest on long-term debt          491,101        511,962
   Amortization of debt expense          6,874          6,769
   Other interest expense              242,286        215,067
   Allowance for funds used during
     construction                       (9,521)        (9,990)
                                   -----------    -----------
     Total interest charges            730,740        723,808
                                   -----------    -----------
Net income                           2,978,456      2,107,963
Preferred dividend requirements         (4,620)        (4,812)
                                   ------------   ------------
Income available for common stock  $ 2,973,836    $ 2,103,151
                                   ============   ============

Common shares outstanding
  (weighted average)                 1,620,911      1,587,080
Earnings per common share               $ 1.83         $ 1.33
Dividends per common share              $  .40         $  .39


        See Notes to Consolidated Financial Statements.

                ESSEX COUNTY GAS COMPANY
         CONSOLIDATED STATEMENTS OF OPERATIONS


                                        SIX MONTHS ENDED
                                     February       February
                                     29, 1996       28, 1995
                                   (Unaudited)    (Unaudited)

Operating revenues                 $29,594,472    $26,862,164
   Less:  Cost of gas               14,583,808     13,521,610
                                  ------------   ------------
     Operating margin               15,010,664     13,340,554
                                  ------------   ------------
Operating expenses:
   Operations and maintenance
     expenses                        6,455,345      6,429,133
   Depreciation                      1,673,520      1,550,520
   Taxes, other than federal
     income                          1,133,478      1,044,551
   Federal income taxes              1,510,110      1,093,948
                                  ------------   ------------
     Total operating expenses       10,772,453     10,118,152
                                  ------------   ------------
Operating income                     4,238,211      3,222,402
Other expense- net                      (9,646)          (867)
                                  ------------   ------------
Income before interest charges       4,228,565      3,221,535
                                  ------------   ------------
Interest charges:
   Interest on long-term debt          988,504      1,030,132
   Amortization of debt expense         13,695         13,490
   Other interest expense              472,842        363,713
   Allowance for funds used during
     construction                      (21,465)       (19,911)
                                  ------------    ------------
     Total interest charges          1,453,576      1,387,424
                                  ------------    ------------
Net income                           2,774,989      1,834,111
Preferred dividend requirements         (9,240)        (9,625)
                                   ------------    -----------
Income available for common stock  $ 2,765,749    $ 1,824,486
                                   ============   ============

Common shares outstanding
  (weighted average)                 1,616,852      1,582,311
Earnings per common share               $ 1.71         $ 1.15
Dividends per common share              $ 0.79         $ 0.77

        See Notes to Consolidated Financial Statements.

               ESSEX COUNTY GAS COMPANY
         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   SIX MONTHS ENDED
                                               February         February
                                               29, 1996         28, 1995
                                             (Unaudited)      (Unaudited)
Operating activities:
  Net income                                $ 2,774,989       $ 1,834,111
  Adjustments to reconcile net income        ----------        ----------
   to net cash:
     Depreciation and amortization            1,953,850         1,833,484
     Provision for uncollectible accounts     1,063,435           915,000
     Deferred income taxes                       61,905          (757,000)
     Non-cash compensation related to ESOP      150,000           225,000
  Cash provided by (used in) working capital:
     Increase in accounts receivable         (7,575,425)       (5,130,417)
     Decrease in inventories including fuel   3,590,069         1,497,679
     Decrease in prepaid expenses and
       other current assets                     143,270           218,428
     (Decrease) increase in refundable
       gas costs                             (1,433,762)        1,062,534
     Increase (decrease) in accounts payable    174,087          (713,396)
     Increase in taxes payable                1,617,285         2,780,822
     (Decrease) increase in supplier refund
       due customers                         (1,317,101)        1,210,031
     Other, net                                 382,124           415,807
                                             ----------        ----------
             Total adjustments               (1,190,263)        3,557,972
     Net cash provided by operating          ----------        ----------
       activities                             1,584,726         5,392,083
                                             ----------        ----------
Investing activities:
  Capital expenditures                       (3,863,713)       (2,947,325)
  Cost of property retirements, net of
     salvage                                   (209,183)           84,130
     Net cash used in investing              ----------        ----------
       activities                            (4,072,896)       (2,863,195)
                                             ----------        ----------
Financing activities:
  Dividends paid                             (1,283,021)       (1,225,054)
  Net proceeds from issuance of common stock    397,073           414,820
  Principal retired on long-term debt          (711,974)         (732,941)
  Decrease in fuel                             (418,016)         (771,595)
  Principal payment on ESOP obligation         (150,000)         (225,000)
  Increase in notes payable, banks            5,174,917           635,000
     Other                                       22,410                 -
     Net cash provided by financing          ----------        ----------
      activities                              3,031,389        (1,904,770)
                                             ----------        ----------
  Net increase in cash                          543,219           624,118
  Cash at beginning of period                   136,925           130,939
                                             ----------        ----------
  Cash at end of period                      $  680,144        $  755,057
                                            ===========       ===========
  Supplemental disclosures:
     Cash paid for interest
       (net of amount capitalized)           $1,315,579        $1,319,483
     Cash paid for income taxes              $  325,000        $   84,000

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

B.  Accounts Receivable

    Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $1,752,500 and $595,000 as of February 29, 1996 and August 31, 1995, respectively.

C.  Restriction on Retained Earnings

    Under the terms of the Indenture of First Mortgage Bonds dated October 1, 1955, as updated by Supplemental Indentures numbered One through Thirteen, retained earnings in the amount of $6,776,981 as of February 29, 1996, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.

Item 2

      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Results of Operations

    For the Three Months Ended February 29, 1996 and February 28, 1995

    The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during colder months, discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because, unless interruptible volumes exceed a certain threshold specified by the Massachusetts Department of Public Utilities ("MDPU"), the Company must return all gross profit on such sales directly to the Company's firm customers. Once the threshold is attained, the Company may retain 10% of gross profits. The amount retained in the three month period ended February 29, 1996 was less than $10,000. The Company's sales are responsive to colder weather as the majority of its firm customers use natural gas for space heating purposes. The Company measures weather through the use of effective degree days. An effective degree day is calculated by subtracting the average temperature for the day, adjusted for wind and cloud cover, from 65 degrees Fahrenheit. The company's service territory experienced 3,655 effective degree days during the three months ended February 29, 1996. The Company's twenty year average for the three months ended February 29, 1996 is 3,158 effective degree days. As a result the volume of firm sales increased 21.1% to 2,655,549 Thousand cubic feet ("Mcf") for the three months ended February 29, 1996 from 2,192,806 for the three months ended February 28, 1995. The Company's total operating revenues increased 12.3% to $22,632,458 for the three months ended February 29, 1996 from $20,160,226 for the three months ended February 28, 1995. This increase was primarily due to previously mentioned weather-related factors offset by a 7.0% decrease in the average unit price of gas sold to firm customers. The average unit price per Mcf of firm gas sold was $8.44 for the three months ended February 29, 1996 compared to $9.08 for the three months ended February 28, 1995.
The decrease in unit selling prices is related to the Company returning to its customers savings in gas costs as well as refunds received from its pipeline suppliers.

    Gas costs recovered increased 9.8% to $11,310,325 for the three months ended February 29, 1996 from $10,299,550 for the three months ended February 28, 1995. The increase in gas costs recovered is attributable to the previously mentioned increase in gas volumes sold offset by an 8.2% decrease in the Company's average cost of gas to $4.26 per firm Mcf for the three months ended February 29, 1996 from $4.64 per firm Mcf for the three months ended February 28, 1995.

    Operations and maintenance expenses totaled $3,788,109 for the three months ended February 29, 1996 compared to $3,762,714 for the three months ended February 28, 1995. The change was due to inflationary increases offset by reduced in professional outside services.

    Interest charges for the three months ended February 29, 1996 increased by less than $7,000 compared to the three months ended February 28, 1995. The change was primarily attributable to interest payable to customers on pipeline refunds received by the Company.

   Income available for common stock increased by $870,685 to $2,973,836 for the three months ended February 29, 1996 from $2,103,151 for the three months ended February 28, 1995. Income per common share increased $0.50 to $1.83 for the three months ended February 29, 1996 from $1.33 per share for the three months ended February 28, 1995. Dividends per common share were $.40 per share for the three months ended February 29, 1996 compared to $.39 per share for the three months ended February 28, 1995. In March 1996 the Company declared a dividend of $.40 per share which was paid to shareholders on April 1, 1996.

   For the six Months Ended February 29, 1996 and February 28, 1995

   Operating revenues for the six months ended February 29, 1996 were $29,594,472 compared to $26,862,164 for the six months ended February 28, 1995. Firm gas volumes were 3,483,891 Mcf compared to 2,951,028 Mcf for the six month period ended February 28, 1995.
The increase is due to significantly colder weather as degree days were 4,562 compared to 3,947 a year ago, representing a 15.6% increase. Average weather in the Company's service area for the six month period is equivalent to 4,461 effective degree days. The average selling price of firm gas was $8.19 for the six months ended February 29, 1996 compared to $8.74 for the same period last year. Interruptible revenues for the six months ended February 29, 1996 and 1995 were $591,886 and $643,088, respectively.

   Operations and maintenance expenses for the six months ended
February 29, 1996 increased to $6,455,345 from $6,429,133 for the comparable period a year ago. The slight increase was due to the factors mentioned above for the three month period ended February 29, 1996.

   Interest expense increased $66,152 for the six months ended
February 29, 1996 compared to the six months ended February 28, 1995. The increase was primarily related to higher outstanding balances on notes payable to banks.



   Income available for common stock increased by $941,262 to $2,765,749 as compared to $1,824,486 for the same period last year while earnings per share increased to $1.71 from $1.15. Dividends were $.79 and $.77 per share, respectively.

Liquidity and Capital Resources

   Net cash provided by operating activities decreased $3,807,357 to $1,584,726 for the six months ended February 29, 1996. The decrease was due primarily to $2,445,000 in higher accounts receivable, a return of nearly $2,500,000 in refundable gas costs as well as a return of approximately $2,500,000 in supplier refunds to customers. These uses of cash were offset by approximately $2,000,000 of cash provided by a reduction in inventories, including fuel.

   Occasionally the Company received frfunds from its pipeline supplier as a result of regulatory action by the Federal Energy Regulatory
Commission. The supplier refunds are returned by the Company to customers over a twelve month period.

   The Company continues to invest a significant amount of capital in its distribution system to satisfy current and future customer demand. Funding has traditionally been generated from operations, short-term bank borrowings, issuance of long-term debt and the issuance of additional equity, including additional shares of common stock through a Dividend Reinvestment Plan. Management anticipates that these and other sources will remain available and continue to adequately serve the Company's need.

   The Company finances its gas inventory with a bank through a special purpose credit agreement which has a maximum financing commitment of $10,000,000 with a floating interest rate. This credit agreement extends from December 12, 1995 through December 31, 2000. As of February 29, 1996 the Company's obligation was $4,713,137.

   For the three months ended February 29, 1996, the Company's construction expenditures totaled $1,740,000. These expenditures were funded principally from short-term bank borrowings. Historically, the second quarter of the Company's fiscal year has been characterized by minimal construction expenditures, high gas sendout and high operating revenues. Cash requirements during this period have historically been satisfied through operations. Construction expenditures for the six months ended February 29, 1996 were $3,865,000 as compared to $2,947,000 for the same period a year ago. These were funded by cash flow from operations and short-term bank borrowings. The six-month period ended February 29, 1996 is characterized by higher receivables associates with peak season billing and higher gas purchases which results in increased short-term borrowings. Although the Company anticipates a reduction of short-term borrowings as winter receivables are collected, the onset of renewed construction activity in the subsequent quarter may require additional short-term borrowings under existing lines of credit. Planned construction expenditures for the remainder of fiscal 1996 are currently estimated at $3,000,000 and planned construction expenditures for fiscal 1997 are currently estimated at $6,000,000. The Company's planned construction expenditures and long-term debt repayments have been and will continue to be funded through cash generated by operations and short-term bank borrowings which the Company anticipates will be replaced from time to time with equity and long-term financings.


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

          None.

Item 3    Defaults Upon Senior Securities

          None.


Item 4    Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on January 16, 1996. For a description of the meeting and the matters voted thereat, see the Company's Notice of Annual Meeting and Proxy Statement ("Proxy Statement"), filed with the
    Securities and Exchange Commission on December 5, 1995, which is incorporated herein by reference. There was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and all such nominees were selected.

          The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted on at the Annual Meeting, is as follows:

          1.      Election of Directors
                                                  Number of Shares

                                               For          Against

                            C.E. Billups   1,362,937         12,594
                            B.C. Bixby     1,367,328          8,203
                            D.A. Burkhardt 1,366,316          9,214
                            E.J. Curtis    1,366,203          9,327
                            D.J. Dotson    1,366,991          8,539
                            R.P. Hamel     1,362,822         12,709
                            R.S. Jackson   1,367,091          8,539
                            E.H. Jostrom   1,367,213          8,318
                            R.L. Meade     1,367,213          8,318
                            K.L. Paul      1,367,213          8,318
                            P.H. Reardon   1,367,213          8,318
                            R.L. Wellman   1,367,091          8,439

Item 5   Other Information

          On April 1, 1996 the Company redeemed, at par, all of the outstanding shares of its Redeemable Preferred Stock, 5.50% Series, $100 par value.

Item 6(a) Exhibits

          3.1 Restated Articles of Organization of Essex County Gas
              Company.(1)

          3.2 By Laws of Essex County Gas Company.(2)

          27  Financial Data Schedule.



Item 6(b) Reports on Form 8-K

          None.




(1) Previously filed as an exhibit to the Registrant's 10-K for the fiscal year ended August 31, 1988 and is incorporated herein by this reference.

(2) Previously filed as an exhibit to the Registrant's 10-Q filed
    February 28, 1991 and is incorporated herein by this reference.

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

















Date:     April 11, 1996