Form 10-Q
period 1996-05-31
ESSEX COUNTY GAS COMPANY
filed 1996-07-10
CIK 46189

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 1996

                            OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

              Commission File Number 0-1166

                ESSEX COUNTY GAS COMPANY
    (Exact name of registrant as specified in its charter)

       Massachusetts                      04-1427020
(State or other jurisdiction        (I.R.S.Identification #)
Employer incorporation or
    organization)

      7 North Hunt Road, Amesbury,Massachusetts 01913

    (Address of principal executive offices)(Zip Code)

                         (508)  388-4000

  (Registrant's telephone number, including area code)
_________________________________________________________________
_________
(Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock outstanding as of May 31, 1996:

                          1,634,348

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

For further information, refer to the notes to consolidated

financial statements included in the registrant's Annual Report on Form 10-K for the year ended August 31, 1995 (1995 10-K).  In the opinion of Management, all adjustments, consisting of normally recurring adjustments considered necessary for a fair

presentation, have been included.  Because of the seasonal nature of the registrant's business, operating results for the nine months ended May 31, 1996, are not necessarily indicative of the results that may be expected for the year ending August 31, 1996.

                       ESSEX COUNTY GAS COMPANY

                     CONSOLIDATED BALANCE SHEETS


                                           May 31, 1996       August
                                           (Unaudited)       31, 1995
ASSETS

Utility plant, at cost                     $95,772,707     $91,462,732

Less:  accumulated depreciation             22,214,334      20,304,386
                                           -----------     -----------
Net utility plant                           73,558,373      71,158,346
                                           -----------     -----------
Other property and investments                 535,307         570,620
                                           -----------     -----------
Capitalized lease, net of
  amortization                                 666,150         699,991
                                           -----------     -----------

Current assets:

   Cash and cash equivalents                   151,071         136,925
   Accounts receivable, net
     Customers                               2,993,498       1,418,510
     Other                                     258,702         280,889
   Income tax refund receivable                      -         200,000
   Supplemental fuel inventory               2,028,484       6,477,155
   Material and supplies                       567,416         594,817
   Prepaid deferred income taxes             2,044,723       1,397,422
   Prepayments and other                       360,671         350,660
                                          ------------     -----------
     Total current assets                    8,404,565      10,856,378
                                          ------------     -----------

Deferred charges:

 Unamortized debt expense
  and other                                  1,574,785       1,028,319
 Regulatory assets                           2,068,237       2,267,954
                                           -----------     -----------
     Total deferred charges                  3,643,022       3,296,273
                                           -----------     -----------
                                           $86,807,417     $86,581,608
                                           ===========     ===========


           See Notes to Consolidated Financial Statements

                        ESSEX COUNTY GAS COMPANY

                                              May 31, 1996         August
                                              (Unaudited)         31, 1995

CAPITALIZATION AND LIABILITIES

Common stock equity:
   Common stock, no par (authorized
     5,000,000 shares, issued and
     outstanding 1,634,348 shares)            $19,033,860       $         -
   Common stock, par value $2.50,
     (authorized 5,000,000 shares,
     issued and outstanding
     1,607,061 shares)                                            4,017,653
   Additional paid-in capital                           -        14,311,026
   Unrealized gain on investments
      available for sale, net                      56,262            28,902
   Retained earnings                           14,469,746        12,576,695
   ESOP shares purchased with debt                (75,000)         (225,000)
                                              ------------      ------------
     Total common stock equity                 33,484,868        30,709,276
                                              ------------      ------------
Redeemable preferred stock:
   5.50% Series, $100 par value,
   (authorized 7,000 shares, 3,360
   shares issued and outstanding
   at August 31, 1995)                                  -           336,000
Long-term debt, less current                  ------------      ------------
   portion                                     19,904,718        20,689,366
Non-current obligations under                 ------------      ------------
   capital lease                                  617,605           654,390
                                              ------------      ------------
Current liabilities:
   Current portion of long-term
     debt                                         843,654           978,758
   Current obligation under capital
     lease                                         48,545            45,599
   Obligations under supplemental fuel
     inventory                                  1,746,573         5,131,153
   Notes payable, banks                         7,515,000         4,890,000
   Accounts payable                             2,828,379         2,986,307
   Taxes payable                                1,309,544                 -
   Accrued interest                               483,585           825,322
   Refundable gas costs                         1,723,706         2,490,178
   Accrued transition costs                       681,835           858,715
   Supplier refunds due customers                 553,486         2,454,739
   Other                                          654,675           850,404
                                              ------------      ------------
     Total current liabilities                 18,388,982        21,511,175
Deferred credits:                             ------------      ------------
   Accumulated deferred income
     taxes                                     10,068,018         9,092,349
   Unamortized investment tax credit            1,228,345         1,280,680
   Deferred directors' fees                       953,121           879,009
   Other                                        2,161,760         1,429,363
                                              ------------      ------------
Total deferred credits                         14,411,244        12,681,401
                                              ------------      ------------
                                              $86,807,417       $86,581,608
                                              ============      ============

           See Notes to Consolidated Financial Statements

                     ESSEX COUNTY GAS COMPANY

                CONSOLIDATED STATEMENTS OF INCOME


                                                    THREE MONTHS ENDED

                                                May 31, 1996   May 31, 1995
                                                (Unaudited)    (Unaudited)

Operating revenues                               $15,546,131    $14,100,557
Less:  Cost of gas                                 8,298,297      7,269,605
                                                 ------------   ------------
     Operating margin                              7,247,834      6,830,952
                                                 ------------   ------------
Operating expenses:
   Operations and maintenance
     expenses                                      3,718,563      3,786,017
   Depreciation                                      790,760        732,760
   Taxes, other than federal
     income                                          516,493        489,476
   Federal income taxes                              488,555        197,474
                                                 ------------   ------------
     Total operating expenses                      5,514,371      5,205,727
                                                 ------------   ------------
Operating income                                   1,733,463      1,625,225
Other income (expense), net                           17,448         (3,458)
                                                 ------------   ------------
Income before interest charges                     1,750,911      1,621,767
                                                 ------------   ------------
Interest charges:
   Interest on long-term debt                        489,898        510,023
   Amortization of debt expense                        6,874          6,770
   Other interest expense                            201,957        142,059
   Allowance for funds used during
     construction                                     (4,225)        (7,605)
                                                 ------------   ------------
     Total interest charges                          694,504        651,247
                                                 ------------   ------------
Net income                                         1,056,407        970,520
Preferred dividend requirements                       (1,540)        (4,813)
                                                 ------------   ------------
Income available for common stock                $ 1,054,867    $   965,707
                                                 ============   ============

Common shares outstanding
  (weighted average)                               1,631,666      1,595,746
                                                   ---------      ---------
Earnings per common share                             $  .65         $  .61
Cash dividends declared per                           ------         ------
  common share                                        $  .40         $  .39
                                                      ------         ------


              See Notes to Consolidated Financial Statements

                         ESSEX COUNTY GAS COMPANY

                    CONSOLIDATED STATEMENTS OF INCOME


                                                     NINE MONTHS ENDED

                                                MAY 31, 1996   MAY 31, 1995
                                                (Unaudited)    (Unaudited)

Operating revenues                               $45,140,603    $40,962,721
Less:  Cost of gas                                22,882,105     20,791,215
                                                 ------------   ------------
     Operating margin                             22,258,498     20,171,506
                                                 ------------   ------------
Operating expenses:
   Operations and maintenance
     expenses                                     10,173,908     10,215,150
   Depreciation                                    2,464,280      2,283,280
   Taxes, other than federal
     income                                        1,649,971      1,534,027
   Federal income taxes                            1,998,665      1,291,422
                                                 ------------   ------------
     Total operating expenses                     16,286,824     15,323,879
                                                 ------------   ------------
Operating income                                   5,971,674      4,847,627
Other income (expense), net                            7,802         (4,325)
                                                 ------------   ------------
Income before interest charges                     5,979,476      4,843,302
                                                 ------------   ------------
Interest charges:
   Interest on long-term debt                      1,478,402      1,540,155
   Amortization of debt expense                       20,569         20,260
   Other interest expense                            674,799        505,772
   Allowance for funds used during
     construction                                    (25,690)       (27,516)
                                                 ------------   ------------
     Total interest charges                        2,148,080      2,038,671
                                                 ------------   ------------
Net income                                         3,831,396      2,804,631
Preferred dividend requirements                      (10,780)       (14,438)
                                                 ------------   ------------
Income available for common stock                $ 3,820,616    $ 2,790,193
                                                 ============   ============

Common shares outstanding
  (weighted average)                               1,621,836      1,586,832
                                                   ---------      ---------
Earnings per common share                             $ 2.36         $ 1.76
Cash dividends declared per                           ------         ------
  common share                                        $ 1.19         $ 1.16
                                                      ------         ------

               See Notes to Consolidated Financial Statements

                        ESSEX COUNTY GAS COMPANY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     NINE MONTHS ENDED

                                                MAY 31,1996    MAY 31,1995
                                                (Unaudited)    (Unaudited)
Operating activities:
  Net income                                   $  3,831,396    $  2,804,631
  Adjustments to reconcile net income          -------------   -------------
   to net cash provided by operating activities
     Depreciation and amortization                2,875,802       2,701,162
     Provision for uncollectible accounts         1,975,676       1,961,930
     Deferred income taxes                          317,781      (1,526,324)
     Non-cash compensation related to ESOP          150,000         225,000
  Cash provided by (used in) working capital:
     Increase in accounts receivable             (3,528,477)     (2,364,748)
     Decrease in inventories including fuel       4,476,072       1,447,354
     (Increase) decrease in prepayments
       and other                                    (10,011)        179,399
     Increase (decrease) in accounts payable       (157,928)       (292,360)
     (Decrease) increase in refundable gas costs   (766,472)      3,057,363
     Increase in taxes payable                    1,369,241       2,637,435
     (Decrease) increase in supplier refunds
       due customers                             (1,901,253)      1,012,515
     Other, net                                     (88,950)        164,818
                                                ------------    ------------
             Total adjustments                    4,711,481       9,203,544
     Net cash provided by operating             ------------    ------------
      activities                                  8,542,877      12,008,175
                                                ------------    ------------
Investing activities:
  Capital expenditures                           (4,993,436)     (4,201,798)
  Cost of property retirements, net of
     salvage                                       (275,604)          9,696
                                                ------------    ------------
     Net cash used in investing activities       (5,269,040)     (4,192,102)
                                                ------------    ------------
Financing activities:
  Dividends paid                                 (1,938,344)     (1,850,556)
  Net proceeds from issuance of common stock        666,625         609,680
  Retirement of preferred stock                    (336,000)              -
  Principal retired on long-term debt              (769,752)       (801,058)
  Decrease in supplemental fuel inventory
     obligation                                  (3,384,580)     (2,349,645)
  Principal payment on ESOP obligation             (150,000)       (225,000)
  Increase (decrease) in notes payable, banks     2,625,000      (3,330,000)
  Other                                              27,360               -
                                               -------------    ------------
     Net cash used in financing activities       (3,259,691)     (7,946,579)
                                               -------------    ------------
  Net increase (decrease) in cash and cash
     equivalents                                     14,146        (130,506)
  Cash and cash equivalents at beginning of
      period                                        136,925         130,939
                                               -------------    ------------
  Cash and cash equivalents at end of period   $    151,071     $       433
                                               =============    ============
  Supplemental disclosures:
     Cash paid for interest
       (net of amount capitalized)             $  2,489,817     $ 2,395,991
     Cash paid for income taxes                $    876,976     $ 1,350,697

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

B.  Accounts Receivable

    Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $2,697,500 and $595,000 as of May 31, 1996 and August 31, 1995, respectively.

C.  Restriction on Retained Earnings

    Under the terms of the Indenture of First Mortgage Bonds dated October 1, 1955, as updated by Supplemental Indentures numbered One through Thirteen, retained earnings in the amount of $7,086,526 as of May 31, 1996, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.

D.  Commitments and Contingencies

    For information regarding commitments and contingencies, see Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K.

E.  Regulatory Filing

    On May 17, 1996 the Company filed with the Massachusetts
    Department of Public Utilities ("MDPU") a request for a rate increase of approximately $3,400,000. As part of the request, the Company is also submitting proposals relating to the transportation of third party gas to customers. The ultimate amount of the requested rate increase granted will not be known until the completion of the regulatory process which is not expected to be completed before December 1, 1996.


Item 2

         Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Results of Operations

    For the Three Months Ended May 31, 1996 and May 31, 1995

    The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during colder months, discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because, unless interruptible volumes exceed a certain threshold specified by the MDPU, the Company must return all gross profit on such sales directly to the Company's firm customers. Once the threshold is attained, the Company may retain

10% of gross profits. The amount retained in the three month period ended May 31, 1996 was less than $10,000. The Company's sales are responsive to colder weather as the majority of its firm customers use natural gas for space heating purposes. The Company measures weather through the use of effective degree days. An effective degree day is calculated by subtracting the average temperature for the day, adjusted for wind and cloud cover, from 65 degrees Fahrenheit. The Company's service territory experienced 2,262 effective degree days during the three months ended May 31, 1996 as compared to 2,194 effective degree days during the three months ended May 31, 1995. The Company's twenty year average for the three months ended May 31, 1996 is 2,188 effective degree days. As a result, the volume of firm sales increased 9.8% to 1,747,877 thousand cubic feet ("Mcf") for the three months ended May 31, 1996 from 1,592,183 Mcf for the three months ended May 31, 1995. The Company's total operating revenues increased 10.3% to $15,546,131 for the three months ended May 31, 1996 from $14,100,557 for the three months ended May 31, 1995. This increase was primarily due to previously mentioned weather-related factors and a 0.6% increase in the average unit price of gas sold to firm customers. The average unit price per Mcf of firm gas sold was $8.33 for the three months ended May 31, 1996 compared to $8.28 for the three months ended May 31, 1995.

    Total gas costs, including both firm and interruptible, increased 14.2% to $8,298,297 for the three months ended May 31, 1996 from $7,269,605 for the three months ended May 31, 1995. The increase in gas costs recovered includes the previously mentioned increase in gas volumes sold and a 7.0% increase in the Company's unit cost of gas. The unit cost of gas increased to $4.12 per Mcf for the three months ended May 31, 1996 from $3.85 per Mcf for the three months ended May 31, 1995. The increase was due to slightly higher gas product costs collected from the Company's customers.

    Operations and maintenance expenses decreased 1.8% to $3,718,563 for the three months ended May 31, 1996 compared to $3,786,017 for the three months ended May 31, 1995. This was due primarily to lower maintenance expense.

    Interest charges for the three months ended May 31, 1996 increased by $43,257 compared to the three months ended May 31, 1995. The increase was primarily related to higher short term borrowings and amounts payable to customers on pipeline refunds received by the Company. During the third quarter of 1995, the Company recorded a non-recurring adjustment to its accrued income taxes which resulted in a relatively low income tax provision for the period.

   Income available for common stock increased 9.2% to $1,054,867 for the three months ended May 31, 1996 from $965,707 for the three months ended May 31, 1995. Income per common share increased to $0.65 for the three months ended May 31, 1996 from $0.61 per share for the three months ended May 31, 1995. Dividends per common share were $.40 per share for the three months ended May 31, 1996 compared to $.39 per share for the three months ended May 31, 1995. In June 1996, the Company declared a dividend of $.40 per share which was paid to shareholders on July 1, 1996.

   For the Nine Months Ended May 31, 1996 and May 31, 1995

   Operating revenues for the nine months ended May 31, 1996 were $45,140,603 compared to $40,962,721 for the nine months ended May 31, 1995. Firm gas revenues amounted to $43,089,630 compared to $38,987,208 for the same period in 1995, an increase of 10.5%. Firm gas volumes were 5,231,768 Mcf compared to 4,543,705 Mcf for the nine month period ended May 31, 1995. The increase is due to significantly colder weather as degree days were 6,905
compared to 6,206 a year ago, representing a 11.3% increase.   The
average selling price of firm gas was $8.24 for the nine months ended May 31, 1996 compared to $8.58 for the same period last year. The reduction is primarily as a result of returning pipeline refunds to customers. Interruptible revenues for the nine months ended May 31, 1996 and 1995 were $1,332,927 and $1,321,051, respectively.

   Operations and maintenance expenses for the nine months ended
May 31, 1996 decreased to $10,173,908 from $10,215,150 for the comparable period a year ago. The slight decrease was primarily due to lower maintenance expenses.

   Interest charges increased $109,409 for the nine months ended May 31, 1996 compared to the nine months ended May 31, 1995. The increase was primarily related to higher outstanding balances on notes payable to banks and amounts payable to customers on pipeline refunds received by the Company.

   Income available for common stock increased by $1,030,423 to $3,820,616 as compared to $2,790,193 for the same period last year while earnings per share increased to $2.36 from $1.76.
Dividends were $1.19 and $1.16 per common share, respectively.


Liquidity and Capital Resources

   Net cash provided by operating activities decreased $3,465,298 to $8,542,877 for the nine months ended May 31, 1996. The decrease was due primarily to $2,900,000 in supplier refunds to customers and a return of approximately $3,800,000 in refundable gas costs which were offset by approximately $3,000,000 of cash provided by a reduction in inventories, including fuel.

   Occasionally the Company receives refunds from its pipeline supplier as a result of regulatory action by the Federal Energy
Regulatory Commission. The supplier refunds are returned by the Company to customers over a twelve month period.

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

   The Company finances its gas inventory with a bank through a special purpose credit agreement which has a maximum financing commitment of $10,000,000 with a floating interest rate. This credit agreement extends from December 12, 1995 through December 31, 2000. As of May 31, 1996, the Company's obligation was $1,746,573.

   During the quarter, the Company redeemed, at par, 100% of the outstanding Preferred stock.

   Net construction expenditures for the nine months ended May 31, 1996 were $4,993,436 as compared to $4,201,798 for the same period a year ago. These expenditures were funded by cash flows from operations and short-term bank borrowings. These expenditures were funded principally from the previously above-mentioned sources of financing. Historically, the third quarter of the Company's fiscal year has been characterized by rising capital expenditures, diminishing gas sendout and reduced operating revenues. Cash requirements during this period have historically been satisfied through operations and short-term borrowings. Planned construction expenditures for the remainder of fiscal 1996 are currently estimated at $1,850,000 and planned construction expenditures for fiscal 1997 are currently estimated at $6,000,000. The Company's planned construction expenditures and long-term debt repayments have been, and the Company expects them to continue to be, funded through cash generated by operations and short-term bank borrowings, which the Company anticipates will be replaced from time to time with equity and long-term debt financings.

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

          None.

Item 6(a) Exhibits

          3.1 Restated Articles of Organization of Essex County
              Gas Company.(1)

          3.2 By Laws of Essex County Gas Company.(2)

          27. Financial Data Schedule.

Item 6(b) Reports on Form 8-K

          None.











(1) Previously filed as exhibit 3.1 to the Registrant's 10-k filed for the fiscal year ended August 31, 1988 and is incorporated herein by this reference.

(2) Previously filed as exhibit 3.2 to the Registrant's 10-Q filed February 28, 1991 and is incorporated herein by this reference.










                             SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




ESSEX COUNTY GAS COMPANY




By  ________________
    Philip H. Reardon
    President and Chief Executive Officer





By_____________________________________________
    James H. Hastings
    Vice President and Treasurer
    (Principal Financial Officer)

















Date:     July 11, 1996