Form 10-Q
period 1996-11-30
ESSEX COUNTY GAS COMPANY
filed 1997-01-14
CIK 46189

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

X    QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
                SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:   November 30, 1996
                             OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from  ______________ to _____________
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes_____ No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
   Number of shares of Common Stock outstanding as of November 30, 1996:
                             1,651,180

PART I - FINANCIAL INFORMATION



Item 1  FINANCIAL STATEMENTS





      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the registrant's Annual Report on Form 10-K for the year ended August 31, 1996 (1996 10-K). In the opinion of Management, all adjustments, consisting of normally recurring adjustments considered necessary for a fair presentation, have been
included.   Because of the seasonal nature of the registrant's
business, operating results for the three months ended November 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997.

                        ESSEX COUNTY GAS COMPANY

                       CONSOLIDATED BALANCE SHEETS


                                           November
                                           30, 1996       August
                                          (Unaudited)    31, 1996
ASSETS

Utility plant                           $100,291,233   $98,603,784
Less:  accumulated depreciation           22,561,943    22,290,175
                                        ------------   -----------
     Net utility plant                    77,729,290    76,313,609
                                        ------------   -----------
Other property and investments
     (at original cost)                      688,015       633,515
                                        ------------   -----------
Capitalized lease                            642,384       654,391
                                        ------------   -----------
Current assets:

     Cash and cash equivalents             1,071,267       303,526
     Accounts receivable, net
          Customers                        2,278,353     1,654,808
          Other                              254,292       229,189
     Income tax refund receivable            377,000       874,000
     Supplemental fuel inventory           5,231,286     4,047,421
     Material and supplies                   659,724       512,330
     Prepaid deferred income taxes         2,093,574       328,066
     Prepayments and other                    86,551       622,502
     Recoverable gas costs                 2,378,740       470,766
                                        ------------   -----------
        Total current assets              14,430,787     9,042,608
                                        ------------   -----------

Deferred charges:

     Regulatory assets                     2,721,941     2,464,691
     Unamortized debt expense                604,001       610,931
     Other                                   294,797        52,188
                                        ------------   -----------

        Total deferred charges             3,620,739     3,127,810
                                        ------------   -----------
                                        $ 97,111,215   $89,771,933
                                        ============   ===========

            See Notes to Consolidated Financial Statements

                        ESSEX COUNTY GAS COMPANY

                                               November
                                               30, 1996        August
                                              (Unaudited)     31, 1996


CAPITALIZATION AND LIABILITIES

Common stock equity:

  Common stock, no par value,
  5,000,000 authorized shares.
  Issued and outstanding 1,651,180
  shares at November 30, 1996, and
  1,642,490 shares at August 31, 1996        $19,464,187    $19,234,915
  Unrecognized gain on investments
   available for sale, net                        61,042         29,265
  Retained earnings                           12,915,279     13,833,767
                                             -----------    -----------
                                              32,440,508     33,097,947
Less: ESOP shares purchased with debt                 _         75,000
                                             -----------    -----------
      Total common stock equity               32,440,508     33,022,947
                                             -----------    -----------
Long-term debt less current portion           19,093,987     19,765,535
Non-current obligations under                -----------    -----------
      capital lease                              591,770        604,823
                                             -----------    -----------
Current liabilities:

  Current portion of long-term debt              854,118        923,831
  Current obligation under capital lease          50,614         49,568
  Obligations under supplemental
   fuel inventory                              4,750,797      3,358,010
  Notes payable, banks                        18,385,000     11,940,000
  Accounts payable                             4,025,607      4,063,829
  Accrued interest                               476,974        937,988
  Accrued transition costs                     1,126,836        890,432
  Supplier refund due customers                      468        275,644
  Other                                          136,794        188,513
                                             -----------    -----------
     Total current liabilities                29,807,208     22,627,815
                                             -----------    -----------
Deferred credits:

     Accumulated deferred income taxes        11,177,332      9,951,085
     Unamortized investment tax credit         1,193,454      1,210,896
     Deferred directors' fees and
      compensation                             1,003,590        991,503
     Other                                     1,803,366      1,597,329
                                             -----------    -----------
          Total deferred credits              15,177,742     13,750,813
                                             -----------    -----------
                                             $97,111,215    $89,771,933
                                             ===========    ===========


              See Notes to Consolidated Financial Statements

                           ESSEX COUNTY GAS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED
                                            November      November
                                            30, 1996      30, 1995
                                           (Unaudited)   (Unaudited)

Operating revenues                        $ 8,142,501    $ 6,962,014
     Less:  Cost of gas                     4,130,103      3,273,480
                                          ------------   ------------
Operating margin                            4,012,398      3,688,534
                                          ------------   ------------
Operating expenses:
     Operations and maintenance expenses    3,004,376      2,667,236
     Depreciation                             497,760        417,760
     Taxes, other than federal income         228,547        212,741
     Federal income taxes                    (189,442)      (145,445)
                                          ------------   ------------
          Total operating expenses          3,541,241      3,152,292
                                          ------------   ------------
Operating income                              471,157        536,242
Other income (loss) - net                     (21,073)       (16,873)
                                          ------------   ------------
Income before interest charges                450,084        519,369
                                          ------------   ------------
Interest charges:
     Interest on long-term debt               477,167        497,403
     Amortization of debt expense               6,930          6,821
     Other interest expense                   231,383        230,556
     Allowance for funds used
      during construction                      (4,727)       (11,944)
                                          ------------   ------------
          Total interest charges              710,753        722,836
                                          ------------   ------------
Net loss                                     (260,669)      (203,467)
Preferred dividend requirements                     -         (4,620)
                                          ------------   ------------
Loss attributable to common stock         $  (260,669)   $  (208,087)
                                          ============   ============

Common shares outstanding
 (weighted average)                         1,647,616      1,612,851
                                            ----------     ----------
Loss per common share                          $ (.16)        $ (.13)
                                               -------        -------
Dividends per common share                     $  .40         $  .39
                                               -------        -------


               See Notes to Consolidated Financial Statements

                           ESSEX COUNTY GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  THREE MONTHS ENDED
                                                November       November
                                                30, 1996       30, 1995
                                              (Unaudited)     (Unaudited)
Operating activities:
  Net  loss                                  $  (260,669)   $  (203,467)
  Adjustments to reconcile net income        ------------   ------------
       to net cash:
  Depreciation and amortization                  554,477        487,899
       Provision for uncollectible accounts      130,013        110,135
       Deferred income taxes                    (536,805)    (1,193,427)
       Non-cash compensation related to ESOP      75,000        150,000

  Cash provided by (used in) working capital:
       Increase in accounts receivable          (778,661)      (546,221)
       Increase in inventories                (1,331,259)      (919,217)
       Decrease (increase) in prepayments
         and other                               535,951        (28,630)
       Increase (decrease) in income
         and other taxes payable                 492,395         59,697
       Increase in refundable gas costs       (1,907,974)    (1,465,555)
       Decrease (increase) in accounts
         payable                                 (38,222)       114,310
       Other, net                               (853,803)        22,669
                                             ------------    -----------
         Total adjustments                    (3,658,888)    (3,208,340)
         Net cash used in operating          ------------    -----------
           activities                         (3,919,557)    (3,411,807)
                                             ------------    -----------
Investing activities:
       Capital expenditures                   (1,987,021)    (2,199,905)
       Cost of property retirements, net          15,669        (83,574)
                                             ------------    -----------
       Net cash used in investing activities  (1,971,352)    (2,283,479)
                                             ------------    -----------
Financing activities:
       Dividends paid                           (657,830)      (632,173)
       Issuance of common stock                  219,954        184,137
       Principal retired on long-term debt      (666,261)      (655,398)
       Increase in fuel note payable           1,392,787        565,358
       Principal payment on ESOP obligation      (75,000)      (150,000)
       Increase in notes payable, banks        6,445,000      6,510,000
                                             ------------   ------------
       Net cash provided by financing
           activities                          6,658,650      5,821,924
                                             ------------   ------------
Net increase (decrease) in cash
    and cash equivalents                         767,741        126,638
Cash and cash equivalents at
    beginning  of period                         303,526        136,925
                                             ------------   ------------
Cash and cash equivalents at end
    of period                                $ 1,071,267    $   263,563
                                             ============   ============
Supplemental disclosures:
  Cash paid for interest
  (net of amount capitalized)                $ 1,171,767    $ 1,153,775
                                             ============   ============
  Cash paid for income taxes                 $         0    $   250,000
                                             ============   ============

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

B.  Accounts Receivable

    Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $808,000 and $653,000 as of November 30, 1996 and August 31, 1996, respectively.

C.  Restriction on Retained Earnings

    Under the terms of the Indenture of First Mortgage Bonds dated October 1, 1955, as updated by Supplemental Indentures numbered One through Fourteen, retained earnings in the amount of $5,528,936 as of November 30, 1996, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.

D.  Commitments and Contingencies

    For information regarding commitments and contingencies, see Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K.


Item 2

         Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

For the Three Months Ended November 30, 1996 and November 30, 1995

    The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company, generally during colder months, may discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because, unless interruptible volumes exceed a certain threshold specified by the Massachusetts Department of Public Utilities ("MDPU"), the Company must return all gross profit on such sales directly to the Company's firm customers. Once the threshold is attained, the Company may retain 10% of gross profits. The threshold was not attained in the three month period ended November 30, 1996. Since most of the Company's firm customers utilize gas for space heating purposes, the Company's sales are sensitive to the severity of the weather. The Company measures weather through the use of effective degree days. The Company's service territory experienced 978 effective degree days during the three months ended November 30, 1996 as compared to 907 effective degree days for the three months ended
November 30, 1995. The twenty-year average is 955 effective degree days for the three months ended November 30, 1996. As a result, the volume of firm sales increased 8.8% to 901,267 Mcf for the three months ended November 30, 1996 from 828,342 Mcf for the three months ended
November 30, 1995. For the same periods, the Company's interruptible sales volume decreased by 16,525 Mcf to 280,402 Mcf but, due to an increase of $0.44 in the average unit cost of interruptible gas sold, interruptible revenues increased from $591,886 to $683,735. The increase in the sales price reflects an increase in the cost of purchased gas. The Company's total operating revenues increased 16.9% to $8,142,501 for the three months ended November 30, 1996 from $6,962,014 for the three months ended November 30, 1995. This increase was due to the previously mentioned weather-related increase in firm gas volumes as well as an 8.5% increase in the average unit price of gas sold to firm customers. The average unit price was $8.02 per Mcf of firm gas sold for the three months ended
November 30, 1996 compared to $7.39 per Mcf of firm gas sold for the three months ended November 30, 1995.

    Gas costs recovered, including both firm and interruptible, increased 26.1% to $4,130,103 for the three months ended November 30, 1996 from $3,273,480 for the three months ended November 30,1995. The reason for the increase in gas costs recovered is due to the above mentioned increase in volumes sold as well as a 17.9% increase in the Company's average cost of gas to $3.82 per Mcf for the three months ended November 30, 1996 from $3.24 per Mcf for the three months ended November 30, 1995. For the period ended November 30, 1995, gas costs were lower due to a return of previously overcollected gas costs and the availability of pipeline supplier refunds.

    Operations and maintenance expenses increased 12.6% to $3,004,376 for the three months ended November 30, 1996 compared to $2,667,236 for the three months ended November 30, 1995. Increases from the prior year were due to pre-planned maintenance costs for a gas main river crossing of approximately $95,000; a $20,000 increase in the allowance for uncollectible accounts due to higher revenues; additional marketing expenses of $38,000 as the Company increased its marketing activity to attract new customers; and additional administrative and general salaries of $48,000 as the Company filled several vacant positions. The remainder of the increase was due to a general increase in operation and maintenance costs.

    Interest charges for the three months ended November 30, 1996 decreased by $12,083 compared to the three months ended November 30, 1995. The decrease was primarily attributable to principal paydown on long-term debt as well as lower interest rates on short-term debt.

   Loss attributable to common stock increased 20.2% to $260,669 for the three months ended November 30, 1996 from $208,087 for the three months ended

November 30, 1995. Loss per common share increased 23.1% to $0.16 for the three months ended November 30, 1996 from $0.13 per share for the three months ended November 30, 1995. Since the Company's business is seasonal, losses are generally experienced during the first quarter of the Company's fiscal year. Dividends per common share were $.40 per share for the three months ended November 30, 1996 compared to $.39 per share for the three months ended November 30, 1995. In December 1996, the Company declared a dividend of $.41 per share which was paid to shareholders on January 1, 1997.


Liquidity and Capital Resources

          Net cash used in operating activities increased $507,750 to $3,919,557 for the three months ended November 30, 1996. The increase was due primarily to a $412,042 increase in inventories; a $442,419 increase in deferred gas costs; as well as increases of $497,871 and $134,179, in deferred credits and other current obligations, respectively. The above items were offset primarily by an increase in deferred taxes of $656,622 and an increase of $254,579 in deferred credits.

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

         The Company finances its gas inventory with a bank through a special purpose credit agreement of $10,000,000 with a floating interest rate. This credit agreement is through December 31, 2000. As of November 30, 1996, the Company's repurchase obligation to the loan was $4,750,797.

    For the three months ended November 30, 1996, the Company's construction expenditures totaled $1,987,021. These expenditures were funded principally from short-term bank borrowings. Historically, the first quarter of the Company's fiscal year has been characterized by significant construction expenditures, low gas sendout and low operating revenues. Cash requirements during this period have historically been satisfied through short-term bank borrowings. Planned construction expenditures for the remainder of fiscal 1997 are currently estimated at $4,483,074 and planned construction expenditures for fiscal 1998 are currently estimated at $6,225,000. The Company's planned construction expenditures and long-term debt repayments have been and will continue to be funded through cash generated by operations and short-term bank borrowings, which the Company anticipates will be replaced from time to time with equity and long-term debt financings. The Company has received MDPU approval of the private placement of First Mortgage Bonds in the amount of approximately $10,000,000 and is currently negotiating the placement.


Regulatory and Accounting Issues

    The Company's revenues are based on rates regulated by the MDPU. These rates are designed to allow the Company to recover its operating costs and provide an opportunity to earn a reasonable rate of return on investor supplied funds. Once approved, the Company's rates are adjusted by a CGA which, subject to approval by the MDPU, permits the Company to change rates to recover its gas costs and certain other costs on a dollar-for-dollar basis. The CGA is also used as the mechanism to reduce charges to firm customers by the margin earned on sales to interruptible customers. In September 1996 the Company received approval for a rate increase of $2,100,000 which was effective December 1, 1996. As part of a settlement approved by the MDPU, the Company will increase its depreciation rate to an average rate of 3.7% effective December 1, 1996 based on a depreciation study. The effect of the change in the depreciation rate is to increase, on an annual basis, depreciation expense in 1997 by approximately $600,000.




                          PART II - OTHER INFORMATION

Item 1    Legal Proceedings

               The information called for by this item is unchanged from that filed in the Company's Annual Report on Form 10-K for fiscal 1996.

Item 2    Changes in Securities

          None.

Item 3    Defaults Upon Senior Securities

          None.


Item 4    Submission of Matters to a Vote of Security Holders

          None.

Item 5   Other Information

          None.

Item 6(a) Exhibits

          None.

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





Date:    January 13, 1997