Form 10-Q
period 1997-02-28
ESSEX COUNTY GAS COMPANY
filed 1997-04-11
CIK 46189

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q
                    (Mark One)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     February 28, 1997

                               OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

                   Commission File Number 0-11

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

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes -----    No _____

              APPLICABLE ONLY TO CORPORATE ISSUERS:

 Number of shares of Common Stock outstanding as of February 28, 1997:

                           1,666,866

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

For further information, refer to the notes to consolidated

financial statements included in the registrant's Annual Report on Form 10-K for the year ended August 31, 1996 (1996 10-K).  In the opinion of Management, all adjustments, consisting of normal ly recurring adjustments considered necessary for a fair

presentation, have been included.  Because of the seasonal nature of the registrant's business, operating results for the six

months ended February 28, 1997, are not necessarily indicative of the results that may be expected for the year ending August 31,

1997.

                    ESSEX COUNTY GAS COMPANY

                    CONSOLIDATED BALANCE SHEET


                                                 February
                                                 28, 1997       August
                                                (Unaudited)    31, 1996
ASSETS                                          -----------    --------

Utility plant                                  $101,786,287  $ 98,603,784
Less:  accumulated depreciation                  24,130,146    22,290,175
                                                -----------   -----------
       Net utility plant                         77,656,141    76,313,609
                                                -----------   -----------
Other property and investments                      638,749       633,515
                                                -----------   -----------
Capitalized lease                                   630,124       654,391
                                                -----------   -----------

Current assets:

   Cash and cash equivalents                        782,898       303,526
   Accounts receivable, net
     Customers                                    8,383,628     1,654,808
     Other                                          243,740       229,189
   Recoverable gas costs                          1,927,663       470,766
   Income tax refund receivable                           -       874,000
   Supplemental fuel inventory                    2,824,999     4,047,421
   Material and supplies                            514,537       512,330
   Prepaid deferred income taxes                          -       328,066
   Prepayments and other                             28,025       622,502
                                                -----------   -----------
     Total current assets                        14,705,490     9,042,608
                                                -----------   -----------

Deferred charges:

Regulatory assets                                 2,331,665     2,464,691
Unamortized debt expense
 and other                                          990,464       663,119
                                                -----------   -----------
     Total deferred charges                       3,322,129     3,127,810
                                                -----------   -----------
                                               $ 96,952,633  $ 89,771,933
                                                ===========   ===========






         See Notes to Consolidated Financial Statements

                        ESSEX COUNTY GAS COMPANY

                                                February
                                                28, 1997        August
                                              (Unaudited)      31, 1996
                                              -----------      --------
CAPITALIZATION AND LIABILITIES

Common stock equity:
   Common stock, no par (5,000,000
   authorized shares, issued
   and outstanding 1,666,866 shares at
   February 28, 1997 and 1,642,490
   shares at August 31, 1996)                $ 19,849,921    $ 19,234,915
   Unrecognized gain on investments
   available for sale, net                         70,216          29,265
   Retained earnings                           15,369,362      13,833,767
   ESOP shares purchased with debt                      -         (75,000)
                                               ----------      ----------
     Total common stock equity                 35,289,499      33,022,947
                                               ----------      ----------
Long-term debt less current
   portion                                     28,799,000      19,765,535
Non-current obligations under                  ----------      ----------
   capital lease                                  578,443         604,823
                                               ----------      ----------
Current liabilities:
   Current portion of long-term debt            1,087,567         923,831
   Current obligation under capital
     lease                                         51,681          49,568
   Obligations under supplemental fuel
     inventory                                  3,309,043       3,358,010
   Notes payable, banks                         7,512,000      11,940,000
   Accounts payable                             3,367,236       4,063,829
   Accrued interest                               861,133         937,988
   Transition obligations                         792,716         890,432
   Supplier refund due customers                        -         275,644
   Other                                          385,470         188,513
                                               ----------      ----------
     Total current liabilities                 17,366,846      22,627,815
Deferred credits:                              ----------      ----------
   Accumulated deferred income
     taxes                                     10,719,958       9,951,085
   Unamortized investment tax credit            1,176,012       1,210,896
   Deferred directors' fees                     1,030,963         991,503
   Other                                        1,991,912       1,597,329
                                               ----------      ----------
     Total deferred credits                    14,918,845      13,750,813
                                               ----------      ----------
                                             $ 96,952,633    $ 89,771,933
                                             ============     ===========


         See Notes to Consolidated Financial Statements

                          ESSEX COUNTY GAS COMPANY

                   CONSOLIDATED STATEMENTS OF OPERATIONS




                                              THREE MONTHS ENDED
                                           February        February
                                           28, 1997        29, 1996
                                         (Unaudited)     (Unaudited)
                                         -----------      -----------
Operating revenues                      $ 23,220,840     $ 22,632,458
   Less:  Cost of gas                     11,671,220       11,310,328
                                          ----------       ----------
     Operating margin                     11,549,620       11,322,130
                                          ----------       ----------
Operating expenses:
   Operations and maintenance
     expenses                              3,551,161        3,788,109
   Depreciation                            1,648,682        1,255,760
   Taxes, other than federal
     income                                  979,992          920,737
   Federal income taxes                    1,555,558        1,655,555
                                          ----------       ----------
     Total operating expenses              7,735,393        7,620,161
                                          ----------       ----------
Operating income                           3,814,227        3,701,969
Other income - net                           144,826            7,227
                                          ----------       ----------
Income before interest charges             3,959,053        3,709,196
                                          ----------       ----------
Interest charges:
   Interest on long-term debt                574,361          491,101
   Amortization of debt expense                6,901            6,874
   Other interest expense                    252,812          242,286
   Allowance for funds used during
     construction                             (6,459)          (9,521)
                                          ----------       ----------
     Total interest charges                  827,615          730,740
                                          ----------       ----------
Net income                                 3,131,438        2,978,456
Preferred dividend requirements                    -           (4,620)
                                          ----------       ----------
Income available for common stock        $ 3,131,438      $ 2,973,836
                                          ==========       ==========

Common shares outstanding
  (weighted average)                       1,659,033        1,620,911
                                          ----------       ----------
Earnings per common share                     $ 1.89           $ 1.83
                                              ------           ------
Dividends per common share                    $  .41           $  .40
                                              ------           ------





         See Notes to Consolidated Financial Statements

                    ESSEX COUNTY GAS COMPANY

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 SIX MONTHS ENDED
                                             February         February
                                             28, 1997         29, 1996
                                           (Unaudited)      (Unaudited)
                                           -----------      -----------
Operating revenues                        $ 31,363,341     $ 29,594,472
   Less:  Cost of gas                       15,801,323       14,583,808
                                            ----------       ----------
     Operating margin                       15,562,018       15,010,664
                                            ----------       ----------
Operating expenses:
   Operations and maintenance
     expenses                                6,555,537        6,455,345
   Depreciation                              2,146,442        1,673,520
   Taxes, other than federal
     income                                  1,208,539        1,133,478
   Federal income taxes                      1,366,116        1,510,110
                                            ----------       ----------
     Total operating expenses               11,276,634       10,772,453
                                            ----------       ----------
Operating income                             4,285,384        4,238,211
Other expense- net                             123,753           (9,646)
                                            ----------       ----------
Income before interest charges               4,409,137        4,228,565
Interest charges:                           ----------       ----------
   Interest on long-term debt                1,051,528          988,504
   Amortization of debt expense                 13,831           13,695
   Other interest expense                      484,195          472,842
   Allowance for funds used during
     construction                              (11,186)         (21,465)
                                            ----------       ----------
     Total interest charges                  1,538,368        1,453,576
                                            ----------       ----------
Net income                                   2,870,769        2,774,989
Preferred dividend requirements                      -           (9,240)
                                            ----------       ----------
Income available for common stock         $  2,870,769     $  2,765,749
                                            ==========       ==========
Common shares outstanding
  (weighted average)                         1,653,293        1,616,852
                                            ----------       ----------
Earnings per common share                       $ 1.74           $ 1.71
                                                ------           ------
Dividends per common share                      $ 0.81           $ 0.79
                                                ------           ------



         See Notes to Consolidated Financial Statements

                    ESSEX COUNTY GAS COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  SIX MONTHS ENDED
                                               February      February
                                               28, 1997      29, 1996
                                             (Unaudited)   (Unaudited)
Operating activities:                         ---------     ---------
  Net income                                 $ 2,870,769    $ 2,774,989
  Adjustments to reconcile net income         ----------     ----------
   to net cash:
     Depreciation and amortization             2,247,481      1,953,850
     Provision for uncollectible accounts        794,582      1,063,435
     Deferred income taxes                     1,099,395         61,905
     Non-cash compensation related to ESOP        75,000        150,000
  Changes in current assets and liablilities:
     Accounts receivable                      (7,537,953)    (7,575,425)
     Inventories including fuel                1,220,215      3,590,069
     Prepaid expenses and
       other current assets                      594,477        143,270
     Refundable gas costs                     (1,456,897)    (1,433,762)
     Accounts payable                           (696,593)       174,087
     Taxes payable                               983,219      1,617,285
     Supplier refund due customers              (275,644)    (1,317,101)
     Other, net                                  326,687        382,124
                                              ----------     ----------
             Total                            (2,626,031)    (1,190,263)
     Net cash provided by operating           ----------     ----------
       activities                                244,738      1,584,726
                                              ----------     ----------
Investing activities:
  Capital expenditures                        (3,778,338)    (3,863,713)
  Cost of property retirements, net of salvage    31,542       (209,183)
                                              ----------     ----------
     Net cash used in investing activities    (3,746,796)    (4,072,896)
                                              ----------     ----------
Financing activities:
  Dividends paid                              (1,335,174)    (1,283,021)
  Net proceeds from issuance of common stock     596,370        397,073
  Proceeds from issuance of long-term debt    10,000,000              -
  Principal retired on long-term debt           (727,799)      (711,974)
  Decrease in fuel obligation                    (48,967)      (418,016)
  Principal payment on ESOP obligation           (75,000)      (150,000)
  Net borrowings (repayment) of
      short-term debt                         (4,428,000)     5,174,917
  Other                                                -         22,410
                                              ----------     ----------
     Net cash provided by financing activities 3,981,430      3,031,389
                                              ----------     ----------
  Net increase in cash                           479,372        543,219
  Cash at beginning of period                    303,526        136,925
                                              ----------     ----------
  Cash at end of period                     $    782,898    $   680,144
                                              ==========     ==========
  Supplemental disclosures:
     Cash paid for interest
       (net of amount capitalized)            $1,615,223      $1,315,579
     Cash paid for income taxes               $        -      $  325,000



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

B.  Accounts Receivable

    Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $1,490,688 and $653,000 as of February 28, 1997 and August 31, 1996, respectively.

C.  Restriction on Retained Earnings

    Under the terms of the Indenture of First Mortgage Bonds dated October 1, 1955, as updated by Supplemental Indentures numbered One through Fifteen, retained earnings in the amount of $5,535,595 as of February 28, 1997, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.

D.  Commitments and Contingencies

    For information regarding commitments and contingencies, see
    Notes to Consolidated Financial Statements in the Company's
    1996 Annual Report of Form 10-K.

Item 2

         Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Results of Operations

For the Three Months Ended February 28, 1997 and February 29, 1996

     The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during colder months, discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because, unless interruptible volumes exceed a certain threshold specified by the Massachusetts Department of Public Utilities ("MDPU"), the Company must return all gross profit on such sales directly to the Company's firm customers. Once the threshold is attained, the Company may retain 10% of gross profits. The amount retained in the three month period ended February 28, 1997 was less than $10,000.

     The Company's sales are responsive to colder weather as the majority of its firm customers use natural gas for space heating purposes. The Company measures weather through the use of effective degree days. An effective degree day is calculated by subtracting the average temperature for the day, adjusted for wind and cloud cover, from 65 degrees Fahrenheit. The Company's service territory experienced 3,215 effective degree days ("EDD") during the three months ended February 28, 1997 as compared to 3,655 EDD for the three months ended February 29, 1996. The Company's twenty year average for the three months ended February 28, 1997 is 3,467 EDD. As a result of the warmer weather, the volume of firm sales decreased 8.4% to 2,431,487 thousand cubic feet ("Mcf") for the three months ended February 28, 1997 from 2,655,549 for the three months ended February 29, 1996. The Company's total operating revenues increased 2.6% to $23,220,840 for the three months ended February 28, 1997 from $22,632,458 for the three months ended February 29, 1996. This increase was primarily due to higher gas costs and the December 1, 1996 increase in base rates as approved by the Massachusetts Department of Public Utilities ("MDPU"). The average unit price per Mcf of firm gas sold was $9.47 for the three months ended
February 28, 1997 compared to $8.44 for the three months ended February 29, 1996. The increase in unit selling price is related to the rate increase mentioned above as well as the Company collecting from customers additional gas costs.

     Although sales were lower, the cost of gas increased 3.2% to $11,671,220 for the three months ended February 28, 1997 from $11,310,325 for the three months ended February 29, 1996. The increase in gas costs is attributable to a 12.7% increase in the Company's average cost of gas to $4.80 per firm Mcf for the three months ended February 28, 1997 from $4.26 per firm Mcf for the three months ended February 29, 1996. The increase in unit cost is due to higher prices charged by suppliers.

     Operations and maintenance expenses totaled $3,551,161 for the three months ended February 28, 1997 compared to $3,788,109 for the three months ended February 29, 1996. The change was due primarily to a decrease in allowance for uncollectible accounts.

     Depreciation expense increased $392,922 (31.3%) for the three months ended February 28, 1997 compared to the three months ended February 29, 1996. This increase was primarily due to an increase in the depreciation rate approved by the MDPU from 3.03% to 3.70%.

    Interest charges for the three months ended February 28, 1997 increased by $96,875 (13.3%) compared to the three months ended
February 29,   1996.   The  increase  was  primarily  related  to
higher outstanding balances on Notes Payable to banks and the issue of $10,000,000 in First Mortgage Bonds.

    Income available for common stock increased $157,602 to $3,131,438 for the three months ended February 28, 1997 from $2,973,836 for the three months ended February 29, 1996. Income per common share increased $0.06 to $1.89 for the three months ended February 28, 1997 from $1.83 per share for the three months ended February 29, 1996. Dividends per common share were $.41 per share for the three months ended February 28, 1997 compared to $.40 per share for the three months ended February 29, 1996. In March 1997, the Company declared a dividend of $.41 per share which was paid to shareholders on April 1, 1997.


For the Six Months Ended February 28,1997 and February 29, 1996

     Total operating revenues for the six months ended February 28, 1997 increased 6.0% to $31,363,341 from $29,594,472 for the
six  months  ended  February 29, 1996.   Firm  gas  volumes  were
3,332,754 Mcf for the six month period ended February 28, 1997 compared to 3,483,891 Mcf for the six month period ended February
29,  1996.  The increase in operating revenues is primarily   due
to the rate increase discussed above which was offset by significantly warmer weather. There were 4,193 EDD for the six month period ended February 28, 1997 compared to 4,562 EDD for the six months ended February 29, 1996, representing a 8.1% decrease. Average EDD in the Company's service area for the six month period is equivalent to 4,421 EDD. The average selling price of firm gas was $9.08 for the six months ended February 28, 1997 compared to $8.19 for the same period last year. The increase is
due   to   the  rate  and  gas  cost  factors  discussed   above.
Interruptible revenues for the six months ended February 28, 1997 and February 29, 1996 were $683,943 and $591,886, respectively.

     Operations and maintenance expenses for the six months ended February 28, 1997 increased to $6,555,537 from $6,455,345 for the comparable period a year ago. The increase was due to pre-planned maintenance cost for a gas main of approximately $105,000; additional marketing expenses of $67,000; a $70,000 increase in expenses for outside services; and an increase in general salaries of $106,000 offset by a reduction of uncollectible accounts and bad debt expense of $268,000.

     Interest expense increased $84,792 (15.8%) for the six months ended February 28, 1997 compared to the six months ended February
29, 1996.   The  increase was due to the factors mentioned above  for
the three month period ended February 28, 1997.

     Income available for common stock increased by $105,020 to $2,870,769 for the six months ended February 28, 1997 as compared to $2,765,749 for the same period last year while earnings per share increased to $1.74 from $1.71. Dividends were $.81 and $.79 per share, respectively.


Liquidity and Capital Resources

    Net cash provided by operating activities for the six months ended February 28, 1997 was $244,738. Cash flows were generated primarily from net income of $2,870,769, a decrease in inventories of $1,220,215, depreciation and amortization of $2,247,481, deferred income taxes of $1,099,395, provision of uncollectible accounts of $794,582 and an increase in taxes
payable of $983,219.  These sources  of   cash  were offset primarily
by cash used for refundable gas costs to customers in the amount of $1,456,897 and an increase in accounts receivable of $7,537,953. The decrease in inventories results from the seasonal nature of the Company's business whereby inventories are built in the warmer months and sold in the colder months. The cash used for refundable gas costs to customers represents return of supplier
pipeline   refunds (discussed below) as well as savings in gas costs
which are  also returned  to  the  Company's  firm customers.
The increase in accounts receivable is due to the seasonal nature of the Company's business.

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

    The Company finances its gas inventory with a bank through a special purpose credit agreement which has a maximum financing commitment of $10,000,000 with a floating interest rate. This credit agreement extends through December 31, 2000. As of February 28, 1997 the Company's obligation under this credit agreement was $3,309,043.

     In  January  1997  the Company issued $10,000,000  in  First
Mortgage Bonds due 2017.  The rate on these Bonds is 7.28%.

     For the three months ended February 28, 1997, the Company's construction expenditures totaled $1,801,000. These expenditures were funded principally from short-term bank borrowings. Historically, the second quarter of the Company's fiscal year has been characterized by minimal construction expenditures, high gas sendout and high operating revenues. Cash requirements during this period have historically been satisfied through operations. Construction expenditures for the six months ended February 28, 1997 were $3,818,000 as compared to $3,865,000 for the same period a year ago. These were funded by cash flow from operations and short-term bank borrowings. The six-month period ended February 28, 1997 is characterized by higher receivables associated with peak season billing and higher gas purchases which results in increased short-term borrowings. Although the Company anticipates a reduction of short-term borrowings as
winter   receivables  are  collected,  the   onset   of   renewed
construction activity in the subsequent quarter may require additional short-term borrowings under existing lines of credit. Planned construction expenditures for the remainder of fiscal 1997 are currently estimated at $2,700,000 and planned construction expenditures for fiscal 1998 are currently estimated at $6,200,000. The Company's planned construction expenditures and long-term debt repayments have been and will continue to be funded through cash generated by operations and short-term bank borrowings which the Company anticipates will be replaced from time to time with equity and long-term financings.

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


                     PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          The information called for by this item is unchanged from that filed in the Company's Annual Report on Form
          10-K for fiscal 1996 filed November 26, 1996.

Item 2    Changes in Securities

          None.

Item 3    Defaults Upon Senior Securities

          None.

Item 4    Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on January 21, 1997. For a description of the meeting and the matters voted thereat, see the Company's Notice of Annual Meeting and Proxy Statement ("Proxy Statement"), filed with the Securities and Exchange Commission on December 2, 1996, which is incorporated herein by reference. There was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and all such nominees were selected.

          The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted on at the Annual Meeting, is as follows:

          1.  Election of Directors

                                       Number of Shares

                              For           Against   Withheld
          C.E. Billups        1,304,920     13,171    4,462
          B.C. Bixby          1,309,530      8,561    4,462
          D.A. Burkhardt      1,308,877      9,215    5,115
          E.J. Curtis         1,308,677      9,415    5,315
          D.J. Dotson         1,309,430      8,661    4,562
          R.P. Hamel          1,305,139     12,952    4,462
          R.S. Jackson        1,309,530      8,561    4,462
          E.H. Jostrom        1,309,232      8,859    4,760
          R.L. Meade          1,309,311      8,780    4,462
          K.L. Paul           1,309,525      8,566    4,462
          P.H. Reardon        1,309,402      8,690    4,701
          R.L. Wellman        1,309,430      8,661    4,562


Item 5   Other Information

          None.

Item 6(a) Exhibits

           3.1  Restated Articles of Organization of Essex County
                Gas Company.1

           3.2  By Laws of Essex County Gas Company.2

           4.6   Fifteenth  Supplemental Indenture  Dated  as  of
                 December 1, 1996 providing for a 7.28% Series Due 2017.

          27.  Financial Data Schedule.

1 Previously filed as an exhibit to the Registrant's 10-K filed for the fiscal year ended August 31, 1988 and is incorporated herein by this reference.

2 Previously filed as an exhibit to the Registrant's 10-Q filed February 28, 1991 and is incorporated herein by this reference.


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









Date:     April 11, 1997