Form 10-Q
period 1997-05-31
ESSEX COUNTY GAS COMPANY
filed 1997-07-11
CIK 46189

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

                    (Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 1997


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

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes          No _____
              APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of shares of Common Stock outstanding as of May 31, 1997:

                         1,675,680

PART I - FINANCIAL INFORMATION



Item 1  FINANCIAL STATEMENTS



      The  accompanying unaudited consolidated financial  statements have  been prepared in accordance with generally accepted accounting

principles   for  interim  financial  information   and   with   the

instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do

not include information and footnotes required by generally accepted

accounting  principles  for  complete  financial  statements.    For

further  information,  refer to the notes to consolidated  financial statements included in the registrant's Annual Report on  Form  10-K for  the  year ended August 31, 1996.  In the opinion of management,

all   adjustments,  consisting  of  normally  recurring  adjustments considered  necessary for a fair presentation, have  been  included.

Because  of  the  seasonal  nature  of  the  registrant's  business,

operating  results for the nine months ended May 31, 1997,  are  not necessarily indicative of the results that may be expected  for  the fiscal year ending August 31, 1997.

                      ESSEX COUNTY GAS COMPANY

                     CONSOLIDATED BALANCE SHEETS



                                         May 31, 1997     August
                                         (Unaudited)     31, 1996
                                         ------------   ---------
ASSETS

Utility plant                           $102,727,342  $ 98,603,784
Less:  accumulated depreciation           25,030,867    22,290,175
                                        ------------  ------------
     Net utility plant                    77,696,475    76,313,609
                                        ------------  ------------
Other property and investments               667,769       633,515
                                        ------------  ------------
Capitalized lease                            617,605       654,391
                                        ------------  ------------

Current assets:

   Cash and cash equivalents                 365,873       303,526
     Accounts receivable, net
          Customers                        4,649,874     1,654,808
          Other                              195,108       229,189
     Income tax refunds receivable                 -       874,000
     Supplemental fuel inventory           2,734,568     4,047,421
     Material and supplies                   597,770       512,330
     Prepaid deferred income taxes         1,337,748       328,066
     Prepayments and other                   154,794       622,502
     Recoverable gas costs                         -       470,766
                                         -----------   -----------
        Total current assets              10,035,735     9,042,608
                                         -----------   -----------

Deferred charges:

     Regulatory assets                     1,732,319     2,464,691
     Unamortized debt expense and other      948,629       663,119

                                         -----------   -----------
          Total deferred charges           2,680,948     3,127,810
                                         -----------   -----------
                                        $ 91,698,532  $ 89,771,933
                                         ===========   ===========


                  See Notes to Consolidated Financial Statement

                        ESSEX COUNTY GAS COMPANY

                                            May 31, 1997      August
                                            (Unaudited)      31, 1996
                                            ------------     --------

CAPITALIZATION AND LIABILITIES

Common stock equity:
  Common stock, no par, (authorized
  5,000,000 shares, issued and outstanding
  1,675,680 shares at May 31, 1997
  and 1,642,490 shares at
  August 31, 1996                            $20,069,794   $19,234,915
Unrealized gain on investments
  available for sale, net                         62,992        29,265
Retained earnings                             15,941,757    13,833,767
ESOP shares purchased with debt                        -       (75,000)
                                              ----------    ----------
      Total common stock equity               36,074,543    33,022,947
                                              ----------    ----------
Long-term debt less current portion           28,799,000    19,765,535
Non-current obligations under                 ----------    ----------
  capital lease                                  564,835       604,823
                                              ----------    ----------
Current liabilities:
  Current portion of long-term debt            1,024,718       923,831
  Current obligation under capital lease          52,770        49,568
  Obligations under supplemental
    fuel inventory                             2,338,855     3,358,010
  Notes payable, banks                         1,615,000    11,940,000
  Accounts payable                             2,718,196     4,063,829
  Taxes payable                                1,015,341        11,832
  Accrued interest                               181,113       937,988
  Refundable gas costs                           840,554             -
  Accrued transition costs                       248,043       890,432
  Supplier refund due customers                1,567,364       275,644
  Other                                          393,460       176,681
                                              ----------    ----------
      Total current liabilities               11,995,414    22,627,815
                                              ----------    ----------
Deferred credits:
  Accumulated deferred income taxes            9,804,734     9,951,085
  Unamortized investment tax credit            1,158,570     1,210,896
  Deferred directors' fees and
    compensation                               1,066,362       991,503
  Other                                        2,235,074     1,597,329
                                              ----------    ----------
      Total deferred credits                  14,264,740    13,750,813
                                              ----------    ----------
                                             $91,698,532   $89,771,933
                                              ==========    ==========

               See Notes to Consolidated Financial Statements

                      ESSEX COUNTY GAS COMPANY

                  CONSOLIDATED STATEMENTS OF INCOME


                                            THREE MONTHS ENDED

                                       May 31, 1997    May 31, 1996
                                        (Unaudited)     (Unaudited)
                                       ------------    ------------

Operating revenues                      $16,659,598     $15,546,131
     Less:  Cost of gas                   8,704,179       8,298,297
                                         ----------      ----------
Operating margin                          7,955,419       7,247,834
                                         ----------      ----------
Operating expenses:
   Operations and maintenance expenses    3,792,907       3,718,563
     Depreciation                         1,035,685         790,760
     Taxes, other than federal income       567,762         516,493
     Federal income taxes                   587,558         488,555
                                         ----------      ----------
          Total operating expenses        5,983,912       5,514,371
                                         ----------      ----------
Operating income                          1,971,507       1,733,463
Other income (loss) - net                    71,984          17,448
                                         ----------      ----------
Income before interest charges            2,043,491       1,750,911
                                         ----------      ----------
Interest charges:
     Interest on long-term debt             636,588         489,898
     Amortization of debt expense             8,059           6,874
     Other interest expense                 147,686         201,957
     Allowance for funds used
      during construction                    (4,967)         (4,225)
                                         -----------     -----------
           Total interest charges           787,366         694,504
                                         -----------     -----------
Net income                                1,256,125       1,056,407
Preferred dividend requirements                   -          (1,540)
                                         -----------     -----------
Income available for common stock       $ 1,256,125     $ 1,054,867
                                         ===========     ===========

Common shares outstanding
 (weighted average)                       1,671,636       1,631,666
                                         -----------     -----------
Earnings per common share                    $  .75         $   .65
                                              ------         ------
Dividends per common share                   $  .41         $   .40
                                              ------         ------


             See Notes to Consolidated Financial Statements

                      ESSEX COUNTY GAS COMPANY

                  CONSOLIDATED STATEMENTS OF INCOME


                                             NINE MONTHS ENDED

                                       May 31, 1997    May 31, 1996
                                        (Unaudited)    (Unaudited)
                                       ------------    ------------

Operating revenues                      $48,022,939    $45,140,603
     Less:  Cost of gas                  24,505,502     22,882,105
                                         ----------     ----------
Operating margin                         23,517,437     22,258,498
                                         ----------     ----------
Operating expenses:
  Operations and maintenance expenses    10,348,444     10,173,908
  Depreciation                            3,182,127      2,464,280
  Taxes, other than federal income        1,776,301      1,649,971
  Federal income taxes                    1,953,674      1,998,665
                                         ----------     ----------
          Total operating expenses       17,260,546     16,286,824
                                         ----------     ----------
Operating income                          6,256,891      5,971,674
Other income (loss) - net                   195,737          7,802
                                         ----------     ----------
Income before interest charges            6,452,628      5,979,476
                                         ----------     ----------
Interest charges:
     Interest on long-term debt           1,688,116      1,478,402
     Amortization of debt expense            21,890         20,569
     Other interest expense                 631,881        674,799
     Allowance for funds used
      during construction                   (16,153)       (25,690)
                                         ----------     ----------
          Total interest charges          2,325,734      2,148,080
                                         ----------     ----------
Net income                                4,126,894      3,831,396
Preferred dividend requirements                   -        (10,780)
                                         ----------     ----------
Income available for common stock       $ 4,126,894    $ 3,820,616
                                         ==========     ==========

Common shares outstanding
 (weighted average)                       1,659,474      1,621,836
                                         ----------     ----------
Earnings per common share                    $ 2.49         $ 2.36
                                              -----          -----
Cash dividends declared per common share     $ 1.22         $ 1.19
                                              -----          -----


            See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        NINE MONTHS ENDED
                                                  May 31, 1997    May 31, 1996
                                                  (Unaudited)     (Unaudited)
                                                  ------------    -----------

Operating activities:
  Net income                                      $ 4,126,894     $ 3,831,396
  Adjustments to reconcile net income              ----------      ----------
   to net cash:
      Depreciation and amortization                 3,388,567       2,875,802
      Provision for uncollectible accounts          1,509,573       1,975,676
      Deferred income taxes                        (1,175,801)        317,781
      Non-cash compensation related to ESOP            75,000         150,000

  Changes in current assets and liabilities:
      Accounts receivable                          (4,470,558)     (3,528,477)
      Inventories                                   1,227,413       4,476,072
      Prepayments and other                           467,708         (10,011)
      Accounts payable                             (1,345,633)       (157,928)
      Refundable gas costs                          1,311,320        (766,472)
      Taxes payable                                 1,877,509       1,369,241
      Supplier refunds due customers                1,291,720      (1,901,253)
      Other, net                                      147,143         (88,950)
                                                   ----------      ----------
      Total adjustment                              4,303,961       4,711,481
                                                   ----------      ----------
        Net cash used in operating activities       8,430,855       8,542,877
                                                   ----------      ----------
Investing activities:
      Capital expenditures                         (4,834,244)     (4,993,436)
      Cost of property retirements, net of salvage   (112,482)       (275,604)
                                                   ----------      ----------
        Net cash used in investing activities      (4,946,726)     (5,269,040)
                                                   ----------      ----------

Financing activities:
      Dividends paid                               (2,018,904)     (1,938,344)
      Net proceeds from issuance of common stock      806,925         666,625
      Retirement of preferred stock                         -        (336,000)
      Proceeds from issuance of long-term debt     10,000,000               -
      Principal retired on long-term debt            (790,648)       (769,752)
      Decrease in supplemental fuel inventory
        obligation                                 (1,019,155)     (3,384,580)
      Principal payment on ESOP obligation            (75,000)       (150,000)
      Increase (decrease) in notes payable, banks (10,325,000)      2,625,000
      Other                                                 -          27,360
                                                   ----------      ----------
        Net cash provided by financing
          activities                               (3,421,782)     (3,259,691)
                                                   ----------      ----------
Net increase in cash and cash equivalents              62,347          14,146
Cash and cash equivalents at
     beginning of period                              303,526         136,925
                                                   ----------      ----------
Cash and cash equivalents at end of period        $   365,873     $   151,071
                                                   ==========      ==========
Supplemental disclosures:
  Cash paid for interest
  (net of amount capitalized)                     $ 3,062,609     $ 2,489,817
                                                   ==========      ==========

   Cash paid for income taxes                     $ 2,082,465     $   876,976
                                                   ==========      ==========



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

B.  Accounts Receivable

    Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $2,162,365 and $653,000 as of May 31, 1997 and August 31, 1996, respectively.

C.  Restriction on Retained Earnings

    Under the terms of the Indenture of First Mortgage Bonds dated October 1, 1955, as updated by Supplemental Indentures numbered One through Fifteen, retained earnings in the amount of $6,107,990 as of May 31, 1997, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.

D.  Commitments and Contingencies

    For information regarding commitments and contingencies, see Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.


Item 2

         Management's   Discussion  and   Analysis   of   Financial
Condition and Results of Operations

Results of Operations

    For the Three Months Ended May 31, 1997 and May 31, 1996

    The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during colder months, discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because, unless interruptible margins exceed a certain threshold specified by the Massachusetts Department of Public Utilities ("MDPU"), the Company must return all margins on such sales directly to the Company's firm customers. Once the threshold is attained, the Company may retain 25% of the margin above the threshold. The amount retained in the three month period ended May 31, 1997 was less than $10,000.

     The  Company's sales are responsive to colder weather  as  the majority  of  its firm customers use natural gas for space  heating
purposes.   The  Company  measures  weather  through  the  use   of
effective degree days and compares to both prior year and  "normal"
weather  as  determined by a twenty year average.   For  the  three
months ended May 31, 1997 the weather was 1.7% warmer than the same
time  period  in  1996.   As a result, the  volume  of  firm  sales
decreased 0.2% to 1,774,661 Dekatherms ("DKT") for the three months ended May 31, 1997 from 1,778,228 DKT for the three months ended May 31, 1996. The Company's total operating revenues increased 7.2% to $16,659,598 for the three months ended May 31, 1997 from $15,546,131 for the three months ended May 31, 1996. This increase was primarily due to a December 1, 1996 increase in base rates as approved by the MDPU and an 11.0% increase in the average unit price of gas sold to firm customers. The average unit price per DKT of firm gas sold was $9.08 for the three months ended May 31, 1997 compared to $8.18 for the three months ended May 31, 1996.

     Total gas costs, including both firm and interruptible, increased 4.9% to $8,704,179 for the three months ended May 31, 1997 from $8,298,297 for the three months ended May 31, 1996. The increase in gas costs is attributable to an 11.3% increase in the Company's unit cost of gas. The unit cost of gas increased to $4.52 per DKT for the three months ended May 31, 1997 from $4.06 per DKT for the three months ended May 31, 1996. The increase was due to slightly higher gas product costs billed by suppliers.

      Operations and maintenance expenses increased 2.0% to $3,792,907 for the three months ended May 31, 1997 compared to $3,718,563 for the three months ended May 31, 1996. The increase was due primarily to general maintenance costs of $79,000, an increase in expenses for meter and house regulators in the amount of $90,000, additional outside service costs in the amount of $33,000, and an increase in general salaries of $41,000 offset by a reduction of uncollectible accounts and bad debt expense of $197,000.

     Depreciation expense increased $244,925 (31.0%) for the three months ended May 31, 1997 compared to the three months ended May 31, 1996. This increase was primarily due to an increase in the depreciation rate approved by the MDPU effective December 1, 1996 from 3.03% to 3.70%.

     Interest charges for the three months ended May 31, 1997 increased by $92,862 (13.4%) compared to the three months ended May 31, 1996. The increase was primarily related to higher outstanding balances on long-term debt.

    Income available for common stock increased 19.1% to $1,256,125 for the three months ended May 31, 1997 from $1,054,867 for the three months ended May 31, 1996. Income per common share increased to $.75 for the three months ended May 31, 1997 from $0.65 per share for the three months ended May 31, 1996. Dividends per common share were $.41 per share for the three months ended May 31, 1997 compared to $.40 per share for the three months ended May 31, 1996 (such dividends were paid April 1, 1997 and 1996, respectfully).
In June 1997, the Company declared a dividend of $.41 per share which was paid to shareholders on July 1, 1997.


   For the Nine Months Ended May 31, 1997 and May 31, 1996

    Operating revenues for the nine months ended May 31, 1997 increased 6.4% to $48,022,939 compared to $45,140,603 for the nine months ended May 31, 1996. Firm gas revenues amounted to $46,371,321 for the nine months ended May 31, 1997 compared to $43,089,630 for the same period in 1996, an increase of 3.8%. Firm gas volumes decreased 2.4% to 5,187,401 DKT for the nine months ended May 31, 1997 compared to 5,315,600 DKT for the nine month period ended May 31, 1996. The increase in operating revenues is primarily due to the rate increase discussed above which was partially offset by lower firm gas volumes. The average selling price of firm gas was $8.94 for the nine months ended May 31, 1997 compared to $8.11 for the same period last year. This increase is also due to the rate and gas cost factors discussed above. Interruptible revenues for the nine months ended May 31, 1997 and 1996 were $1,029,411 and $1,332,927, respectively.

    Operations and maintenance expenses for the nine months ended May 31, 1997 increased to $10,348,444 from $10,173,908 for the comparable period a year ago. The increase was due primarily to pre-planned maintenance cost for a gas main and general maintenance of approximately $200,000, an increase in expenses for meter and house regulators in the amount of $81,000, additional advertising expense of $75,000, an increase in general salaries of $134,000, and additional outside service expense of $104,000 offset by a reduction of uncollectible accounts and bad debt expense of $466,000.

    Interest charges increased $177,654 (8.3%) for the nine months ended May 31, 1997 compared to the nine months ended May 31, 1996. The increase was primarily related to higher outstanding balances on long-term debt and amounts payable to customers on pipeline refunds received by the Company.

    Income available for common stock increased by $306,278 (8.0%) to $4,126,894 for the nine months ended May 31, 1997 as compared to $3,820,616 for the same period last year while earnings per share increased to $2.49 from $2.36. Dividends were $1.22 and $1.19 per common share, respectively, for these periods.


Liquidity and Capital Resources

    Net cash provided by operating activities for the nine months ended May 31, 1997 was $8,430,855. Cash flows were generated primarily from net income of $4,126,894, a decrease in inventories of $1,227,413, refundable gas costs to customers in the amount of $1,311,320, depreciation and amortization of $3,388,567, supplier refund due customers in the amount of $1,291,720, provision of uncollectible accounts of $1,509,573, and an increase in taxes payable of $1,877,509. These sources of cash were offset primarily by cash used for deferred income taxes in the amount of $1,175,801, an increase in accounts receivable of $4,470,558 and a decrease in accounts payable in the amount of $1,345,633. The decrease in inventories resulted from the seasonal nature of the Company's business whereby inventories are built in the warmer months and sold in the colder months. The cash used for refundable gas costs to customers represents savings in gas costs which are returned to the Company's firm customers discussed below. The increase in accounts receivable is due to the seasonal nature of the Company's business.

    Occasionally the Company receives refunds from its pipeline supplier as a result of regulatory action by the Federal Energy Regulatory Commission. The supplier refunds are returned by the Company to customers over a twelve month period. During the nine months ended May 31, 1997 the Company received $1,567,364 in supplier refunds.

    The Company finances its gas inventory with a bank through a special purpose credit agreement which has a maximum financing commitment of $10,000,000 with a floating interest rate. This credit agreement extends from December 12, 1995 through December 31, 2000. As of May 31, 1997, the Company's obligation under this credit agreement was $2,338,855.

    The Company continues to invest a significant amount of capital in its distribution system to satisfy current and future customer demand. Funding has traditionally been generated from operations, short-term bank borrowings, issuance of long-term debt and the issuance of additional equity, including additional shares of common stock through the Company's Dividend Reinvestment and
Common Stock Purchase Plan. Management anticipates that these and other sources will remain available and continue to adequately serve the Company's needs.

    Net construction expenditures for the nine months ended May 31, 1997 were $4,834,244 as compared to $4,993,436 for the same period a year ago. These expenditures were funded by cash flows from operations and short-term bank borrowings. These expenditures were funded principally from the previously above-mentioned sources of financing. Historically, the third quarter of the Company's fiscal year including the three months ended May 31, 1997 has been characterized by increasing capital expenditures, diminishing gas sendout and reduced operating revenues. Cash requirements during this period have historically been satisfied through operations and short-term borrowings. Planned construction expenditures for the remainder of fiscal 1997 are currently estimated at $1,900,000 and planned construction expenditures for fiscal 1998 are currently estimated at $6,200,000. The Company's planned construction expenditures and long-term debt repayments have been, and the Company expects them to continue to be, funded through cash generated by operations and short-term bank borrowings, which the Company anticipates will be replaced from time to time with equity and long-term debt financings.

   Regulatory and Accounting Issues

    The Company's revenues are based on rates regulated by the MDPU. These rates are designed to allow the Company to recover its operating costs and provide an opportunity to earn a reasonable rate of return on investor supplied funds. Once approved, the Company's rates are adjusted by a Cost of Gas Adjustment ("CGA") which, subject to approval by the MDPU, permits the Company to change rates to recover its gas costs and certain other costs on a dollar-for-dollar basis. The CGA is also used as the mechanism to reduce charges to firm customers by the margin earned on sales to interruptible customers.

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended August 31, 1998. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.



                     PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          The information called for by this item is unchanged from that filed in the Company's Annual Report on Form 10-K for fiscal year ended August 31, 1996.

Item 2    Changes in Securities

          None.

Item 3    Defaults Upon Senior Securities

          None.

Item 4    Submission of Matters to a Vote of Security Holders

          None.

Item 5    Other Information

          None.

Item 6(a) Exhibits

           3.1   Restated Articles of Organization of Essex  County
                 Gas Company.1

           3.2   By Laws of Essex County Gas Company.

           27.   Financil Data Schedule.



                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




ESSEX COUNTY GAS COMPANY




By  _/s/ Philip H. Reardon_______________
    Philip H. Reardon
    President and Chief Executive Officer





By___/s/ James H. Hastings______________________
    James H. Hastings
    Vice President and Treasurer
    (Principal Financial Officer)







Date:     July 11, 1997