Form 10-K
period 1997-08-31
ESSEX COUNTY GAS COMPANY
filed 1997-11-25
CIK 46189

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                    ________________________
                            Form 10-K

                           (Mark One)
      /X/  Annual report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934.
              For the fiscal year ended August 31, 1997.

     / / Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934.
       For the transition period from ________ to _________.

                  Commission File Number 1-8154

                    ESSEX COUNTY GAS COMPANY
     (Exact name of Registrant as specified in its charter)

       Massachusetts                          04-1427020
  (State of organization)         (IRS Employer Identification No.)

  7 North Hunt Road, Amesbury, Massachusetts          01913
   (Address of principal executive offices)        (Zip Code)


   Registrant's telephone number, including area code:  (978) 388-4000

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

                  Yes  / X /   No /   /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the voting stock held by non-affiliates on October 31, 1997 based upon the last sales price on that date was approximately $52,483,062.

     The number of shares outstanding of Registrant's Common
Stock, no par value, was 1,693,002 at October 31, 1997.

DOCUMENTS INCORPORATED BY REFERENCE: Part III hereof incorporates by reference portions of the definitive Proxy Statement dated December 1, 1997, for the Annual Meeting of Stockholders to be held January 20, 1998. Part IV hereof incorporates by reference certain of the Exhibits to the following documents: Registration Statement No. 2-74531 on Form S-7, filed October 23, 1981, Registration Statement No. 33-6597 on Form S-2 filed on June 19, 1986, Registration Statement No. 33-69736 on Form S-3, filed on September 30, 1993, Registrant's Annual Report on Form 10-K for fiscal 1992, Registrant's Annual Report on Form 10-K for fiscal 1993, Registrant's Quarterly Report on Form 10-Q for the Quarter ended February 28, 1991, Registrant's Quarterly Report on Form 10-Q for the Quarter ended May 31, 1992, Registrant's Quarterly Report on Form 10-Q for the Quarter ended February 28, 1995, Registrant's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1995, Registrant's Quarterly Report on Form 10-Q for the Quarter ended February 29, 1996, Registrant's Quarterly Report on Form 10-Q for the Quarter ended May 31, 1996, Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 and Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

                    ESSEX COUNTY GAS COMPANY

                            FORM 10-K

                          Annual Report

                   Year Ended August 31, 1997

                   ---------------------------

                        Table of Contents

Item No.                     Topic                             Page

                             PART I

   1.   Business                                                 4
   2.   Properties                                              11
   3.   Legal Proceedings                                       12
   4.   Submission of Matters to a Vote of Security Holders     12

                             PART II

   5.   Market for the Registrant's Common Equity and Related
        Stockholder Matters                                     13
   6.   Selected Financial Data                                 13
   7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     14
   8.   Financial Statements and Supplementary Data             23
   9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                     41

                            PART III

  10.   Directors and Executive Officers of the Registrant      41
  11.   Executive Compensation                                  41
  12.   Security Ownership of Certain Beneficial Owners and
        Management                                              41
  13.   Certain Relationships and Related Transactions          41

                             PART IV

  14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                              41

       Signatures                                               43

                             PART I

Item 1:  Business

General


      The Company, a regulated public utility organized under the laws of the Commonwealth of Massachusetts in 1853, purchases, distributes and sells natural gas to residential, commercial and light industrial customers in northeastern Massachusetts. The
Company operates in the cities of Haverhill, Newburyport, and Amesbury and fourteen other smaller municipalities covering an area of approximately 280 square miles. The year-round population of the Company's service area was approximately 165,000 in the 1990 Census.

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

Sales and Customer Data

      The Company sells natural gas to approximately 42,000 customers in its service area. Residential users of natural gas generally experience their highest level of consumption for heating purposes during the winter months. Accordingly, the Company's sales and operating revenues are sensitive to the severity of the weather. The Company's rates are designed to recover added costs associated with peak operations during the winter months. In fiscal 1997, the Company's total operating revenues were $53,534,734 of which approximately 64.6 percent was derived from residential customers, 30.1 percent from commercial and industrial customers, 3.5 percent from interruptible customers and 1.8 percent from other sources. During this period, the Company sold 6,500,009 Dekatherms ("Dth"), of which approximately 56.7 percent was purchased by residential customers, 31.7 percent by commercial and industrial customers and 11.6 percent by interruptible customers. Losses and company use amounted to 136,156 Dth for fiscal 1997.

      Set forth in the following table is information by customer classification showing operating revenues, gas delivered and number of customers for the periods indicated.

                                    Fiscal  Year  Ended  August  31,

                            1997      1996       1995       1994       1993
                                    (Dollars and Dths in Thousands)


Operating Revenues:
Residential-general       $ 1,907   $ 2,208    $ 2,159    $ 2,291    $ 2,160
Residential-heating        32,681    29,644     26,589     29,245     27,218
Commercial and Industrial  16,129    14,838     13,353     15,000     14,006
Interruptible               1,888     2,216      1,933        888        653
Other                         930     1,023      1,016      1,112        979
                          -------   -------    -------    -------    -------
Total                     $53,535   $49,929    $45,050    $48,536    $45,016
                          =======   =======    =======    =======    =======
Gas Delivered (Dth):
Residential-general           152       153        150        161        160
Residential-heating         3,528     3,545      3,100      3,367      3,268
Commercial and Industrial   2,062     2,068      1,874      2,039      1,972
                            -----     -----      -----      -----      -----
  Total Firm                5,742     5,766      5,124      5,567      5,400
Interruptible                 758       893        926        393        275
                            -----     -----      -----      -----      -----
  Total Sales               6,500     6,659      6,050      5,960      5,675
Losses and Company Use        136       187         90         81         92
                            -----     -----      -----      -----      -----
  Total                     6,636     6,846      6,140      6,041      5,767
                            =====     =====      =====      =====      =====

Number of Customers at year-end:
Residential-general         7,464     7,328      7,369      7,560      7,439
Residential-heating        30,639    30,025     29,028     28,093     27,434
Commercial and Industrial   4,243     4,173      4,125      3,961      3,884
Interruptible                   2         2          2          2          2
                           ------    ------     ------     ------     ------
  Total                    42,348    41,528     40,524     39,616     38,759
Effective Degree Days      ======    ======     ======     ======     ======
(20-Year Average: 6,787)    6,656     6,947      6,258      7,012      6,956

     The Company's residential customers are classified as either general or heating customers. Residential general customers are those who do not use natural gas for space heating. In fiscal 1997, residential-heating customers accounted for approximately
61.0 percent of total operating revenues, while residential-general customers accounted for approximately 3.6 percent of total operating revenues. Operating revenues from residential customers increased approximately 8.6 percent to $34,588,306 in fiscal 1997 from $31,852,683 in fiscal 1996. The increase in revenues was attributable to the higher prices in fiscal 1997 compared to fiscal 1996 as residential volumes decreased 0.5 percent. The average rate charged to residential customers per Dth of gas was $9.40 and $8.61 in fiscal 1997 and 1996, respectively. The increase in fiscal 1997 was primarily due to a Massachusetts Department of Public Utilities ("MDPU") approved rate increase effective December 1, 1996 and higher gas costs incurred by the Company. The lower price in 1996 was primarily due to the return to customers of pipeline supplier refund and previously overcollected gas costs.

      The Company's commercial and industrial firm revenues increased approximately 8.7 percent to $16,128,685 in fiscal 1997 from $14,837,612 in fiscal 1996. The increase was attributable to a 8.9 percent increase in the average price charged per Dth of gas from $7.18 in 1996 to $7.82 in 1997 offset by a 0.3 percent volume decrease. The volume decrease was largely attributable to warmer weather experienced during the winter in fiscal 1997 as compared to fiscal 1996.

   The Company has two interruptible customers, only one of which purchased significant amounts of gas from the Company in fiscal 1997. Total interruptible revenues in fiscal 1997 were $1,888,416 compared to $2,215,677 in fiscal 1996. Sales of gas to interruptible customers do not materially affect the Company's operating income because the Company is required to return all gross profit on such sales to the Company's firm customers unless interruptible volumes exceed a certain threshold specified by the MDPU. Once that threshold is attained, the Company may retain 25 percent of incremental gross profits. The threshold was not attained in fiscal 1997. Any gross profit returned to the customers is returned through a Cost of Gas Adjustment ("CGA") under which the Company is permitted to recover its gas costs. The average price charged by the Company to interruptible customers was $2.49 per Dth and $2.48 per Dth in 1997 and 1996, respectively.

       The  Company's  largest  customer  purchases  gas  on   an
interruptible basis and accounted for approximately 3.9 percent of operating revenues on average over the past three fiscal years ended August 31, 1997. Sales to that customer in 1997 totaled $1,845,369 or 3.5 percent of total Company operating revenues. Since, as discussed above, most of the gross profit earned on interruptible sales is returned to firm customers, the Company believes that the loss of its largest or any other single customer would not have a material effect on the Company's results of operations.

      In addition to its principal business of gas sales, the Company rents water heaters and conversion burners and performs service work. Net revenues from rental operations and service work represented less than 1.4 percent of the total operating revenues of the Company over the past three years ended August 31, 1997.

      During  1997, the Company added gross 1,119 new  customers.
In fiscal 1996 and 1995, gross new customer additions were 1,120 and 1,168, respectively.

Gas Supply

      The Company contracts for its gas supply on the basis of forecasted demand which is derived from historical weather patterns recorded since 1960. The maximum peak-day demand during the last five fiscal years was 47,483 Dth on January 18, 1997. The Company has the ability to meet a single-day demand of approximately 66,000 Dth. Peak-day demand for gas is affected by numerous factors, including the severity of the weather and the number of firm customers. Total gas sendout by the Company in fiscal 1997 was 6,636,165 Dth compared to 6,845,964 Dth in fiscal 1996 and 6,139,559 Dth in fiscal 1995.

      The following table shows the sources of the Company's gas supply requirements for the periods indicated.

                                       Fiscal Years  Ended August 31,
                                               (in thousands)

                                  1997     1996     1995     1994     1993

Gas Supply (Dth):
Natural gas delivered directly
by pipeline                       5,376    5,307    4,923    4,837    4,273
Underground storage withdrawn     1,007    1,062      837      833    1,290
Liquefied natural gas produced      253      477      380      371      204
                                  -----    -----    -----    -----    -----
Total                             6,636    6,846    6,140    6,041    5,767
                                  =====    =====    =====    =====    =====


      For  the  year  ended August 31, 1997,  approximately  85.0 percent  of  the Company's gas supply was delivered by  Tennessee
Gas Pipeline Company ("TGPC"), a division of Tenneco, with supplemental sources supplying the remainder.

      The Company has a firm transportation contract with TGPC which provides for daily delivery of 15,728 Dth through November 1, 2000. TGPC is currently delivering such quantities on a firm basis as authorized by the Federal Energy Regulatory Commission ("FERC"). In connection with the implementation of FERC Order 636, the Company has converted its natural gas purchase contract with TGPC into several firm gas supply contracts directly with other gas suppliers. These long-term contracts have been approved by the MDPU. All contracts are with major suppliers that have a demonstrated track record of performance and are at market sensitive prices. In addition to contracts with Aquila Energy and Natural Gas Clearinghouse for 2,500 Dth expiring November 1, 2002, the Company, through the efforts of the Mansfield Consortium, negotiated contracts with Tenngasco for 4,410 Dth per day expiring October 31, 1999; Enron for 4,409 Dth per day expiring October 31, 1999; and Natural Gas Clearinghouse for an additional 1,909 Dth per day expiring September 1, 2002, to complete its transition under FERC Order 636. See "Item 1:
Business-Regulatory Matters-FERC Matters".

      The  Company  also  purchases gas from Boundary  Gas,  Inc.
("Boundary").   Pursuant  to  a  supply  contract  with  Boundary
expiring on January 15, 2003, the Company may take up to a maximum of 1,610 Dth per day from Boundary and may purchase up to
587,650 Dth per year, the  annual quantity  limitation  for the
contract.   The  Company  began  in January  1988  taking  up to
a maximum of 1,610 Dth per day. Pursuant to a supply contract with Boundary, the Company is required to purchase 75 percent of this maximum amount per year or its daily capacity will be reduced proportionately based on the level actually taken by
the Company during such year.   The Company  purchased 578,026 Dth
in fiscal 1997 or 98.4 percent  of the   annual  quantity  limitation.
the  Company  has  a   firm transportation  contract  with  TGPC
for  the  delivery  of  the Boundary supply.

      The Company also purchases gas from Alberta Northeast Limited ("ANE"). In December 1991, the Company began to receive deliveries of 2,000 Dth per day of this Canadian gas from ANE after ANE received approvals from the National Energy Board of Canada and the Economic Regulatory Administration of the United States. Under its contract with ANE, the Company may purchase up to 730,000 Dth per year, the annual quantity limitation for the contract. The contract requires the Company to purchase at least
60 percent of the annual quantity limitation per year or its daily capacity will be reduced proportionately based on the level
actually  taken  by  the Company during such year.   The  Company
purchased  approximately  660,768 Dth  in  fiscal  1997  or  90.5
percent  of  the  contracted amount in  fiscal  year  1997.   The

Company  has  firm  transportation contracts  with  the  Iroquois
Pipeline and TGPC for the delivery of the above-mentioned volumes.

     The Company has two contracts for underground storage with a
total  storage  capacity  of approximately  1,140,378  Dth.   The
Company used a total of 1,005,957 Dth of its total underground storage in fiscal 1997.

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

      The Company also has a contract expiring April 1, 2000 with Consolidated Supply Corporation for underground storage for a total volume of 359,450 Dth. The contract is backed by a transportation contract with TGPC for the same period, which provides for the withdrawal from storage and delivery to the Company of up to 4,000 Dth per day on a firm basis.

      The Company has entered into an agreement with Distrigas of Massachusetts Corporation ("DOMAC"), which expires on October 31, 2006, that allows the Company to purchase up to 4,000 Dth per day for 151 days of Liquefied Natural Gas as either a liquid or a vapor. The Company, at its discretion, may increase purchases under the contract by up to an additional 2,000 Dth per day after appropriate notice. The Company may also reduce quantities purchased if normal sales dip below the normal 1994-95 heating season sendout.

      These underground storage arrangements allow the Company to maximize firm gas supply purchases while allowing the Company to take full advantage of the spot market gas prices during the summer and other periods when such gas is not required to meet customer demands. The stored gas is withdrawn during periods of high demand to assist the Company in meeting firm delivery requirements.

      Through a wholly-owned subsidiary, the Company owns a liquefied natural gas ("LNG") storage facility located in Haverhill, Massachusetts. The LNG storage facility has a storage capacity of 410,000 Dth and has a daily sendout capacity of 30,000 Dth. In fiscal 1997, sendout of LNG totaled 325,026 Dth. At the same location, the Company owns and operates a propane plant that has a storage capacity equivalent of approximately 500,000 gallons with a total daily sendout capacity of 3,500 Dth. In fiscal 1997, there was no sendout of propane. Due to the comparable cost of LNG and propane compared to pipeline and underground storage, the Company uses these fuels primarily to satisfy peak winter demand.

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

      The Company faces a changing competitive market for natural gas. The Company's gas business competes principally with oil for industrial boiler uses and oil and electricity for residential and commercial space heating. Competition is primarily based on price. In addition, the MDPU required the Company to submit, for approval, rates dealing with transportation of third-party gas which will enable large volume customers to acquire natural gas from sources other than Essex County Gas. Although the Company received approval for these rates, no customer selected this option during fiscal 1997. The Company converted its first transportation customer in September 1997 and has received inquiries from approximately 30 additional transportation customers in October 1997.

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

     In the Company's service territory, the cost of heating with natural gas for commercial and industrial customers is relatively competitive with the cost of heating with oil. Approximately 50 of the Company's commercial and industrial customers have dual heating facilities that enable them to switch freely between natural gas and oil. As of August 31, 1997, the majority of the Company's dual fuel customers were using oil.

Regulatory Matters

     State

      The Company is subject to the regulatory authority of the MDPU with respect to the issuance of securities, accounting practices, rates, service, contracts for the purchase of gas, territories served and related matters.

      Since 1987, the Company has filed five requests for rate increases and has been granted a total of $8,030,791 in rate relief by the MDPU, which amounts to 61.7 percent of the total requested. The Company's most recent rate increase request was filed in fiscal 1996 and approved in fiscal 1997. The Company's fiscal 1997 rate increase request was for an annualized increase of approximately $3,400,000 and the MDPU approved an annualized rate increase of approximately $2,100,000. The rate increase was effective December 1, 1996.

      The MDPU permits Massachusetts gas companies to utilize a Cost of Gas Adjustment ("CGA") that permits a gas company to pass on to firm customers (on a current basis) increases or decreases in the cost of gas supplies. Profits from interruptible sales and gas supplier refunds are also passed on to firm customers through the CGA and no portion of the interruptible profits are retained by the Company unless certain volumes are sold.

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

Environmental Matters

       The Company is subject to local, state and federal regulations through, among others, the Massachusetts Department of Environmental Protection ("MDEP"), the United States
Environmental Protection Agency ("EPA"), the United States Department of Transportation ("DOT"), and the MDPU. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Result of Operation- Regulatory and Accounting Issues.

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

       Construction by a Massachusetts gas company of any manufacturing or storage facility or pipeline having a pressure in excess of 100 pounds per square inch and a length greater than one mile requires approval by the Energy Facilities Sitting
Board, a division of the MDPU created for the purpose of implementing energy policies designed to provide energy supply with a minimum impact on the environment and at the lowest possible cost. Compliance with the procedures of this Board and other environmental laws and regulations may result in construction delays or increased costs with respect to future expansion. The Company does not presently have any construction plans that would require the approval of the Board.

Personnel

      On August 31, 1997, the Company had 127 permanent employees (including four part-time) 74 of whom were represented by the United Steelworkers of America, AFL-CIO-CLC, Local 12086. The current three-year labor contract with the Steelworkers covering all hourly workers extends through February 4, 1999.

Item 2: Properties

       The Company's property consists primarily of its distribution system and related facilities. As of August 31, 1997, the Company had approximately 750 miles of gas mains and 36,000 gas services as well as meters, measuring and regulator station equipment, and rental equipment on customers' premises. The Company also owns a propane plant with a storage capacity of 500,000 gallons. In addition, the Company, through its wholly-owned subsidiary, LNG Storage, Inc., owns an LNG storage facility with a storage capacity of 410,000 Dth.

      On August 31, 1997, the Company's gross utility plant amounted to $104,540,111 at historical cost.

      Substantially all of the properties owned by the Company, other than expressly exempted property, are subject to a lien under the indenture securing the Company's First Mortgage Bonds. The Company's gas supply contracts have also been assigned as collateral security for the Company's First Mortgage Bonds. The indenture calls for a trustee or receiver to take possession of the property if there is a default under its terms. The property exempted from the lien includes cash, receivables, supplemental fuel inventories, materials and supplies, rental appliances, office furniture and equipment, and an LNG storage facility. The LNG storage facility, while unencumbered with respect to the Company's First Mortgage Bonds, is encumbered by a separate mortgage note.

   The Company leases its 30,000 square foot corporate headquarters building. The lease agreement is scheduled to expire in October 2005. Annual rental payments amount to $102,500. The Company also has a division office that is rented under an agreement scheduled to expire on May 31, 1998.

Item 3:  Legal Proceedings

      There are certain routine non-material claims incidental to its business pending against the Company, all of which are covered by insurance or reserves. Management believes that the Company has adequate defenses against these claims and it is the Company's intention to contest these claims. In view of the insurance coverages, the potential liabilities are not expected to materially affect the financial condition of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

     None.

     Executive Officers of the Registrant

      The  following sets forth certain information as of  August
31, 1997 with respect to Essex County Gas Company's executive officers. These officers have been elected or appointed to terms which will expire January 20, 1998:



                                                                   First
                                                                 Served as
Name                        Position                   Age        Officer

Charles E. Billups*   Chairman of the Board            68          1971
Philip H. Reardon*    President and Chief Executive
                      Officer                          61          1992
William T. Beaton     Vice President, Human Resources
                      and Customer Services            41          1995
Wayne I. Brooks       Vice President, Distribution
                      and Engineering                  50          1985
James H. Hastings     Vice President and Treasurer     51          1985
Allen R. Neale        Vice President, Supply Planning  46          1985
John W. Purdy, Jr.    Vice President, Marketing and
                      Public Affairs                   61          1987






*Also chairman and/or members of certain committees of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

Each of the above has served as an officer or in a supervisory capacity with Essex County Gas Company for the last five years.

                             PART II

Item  5:   Market  for  Registrant's Common  Equity  and  Related
Stockholder              Matters

     The Company's Common Stock is traded on the NASDAQ/NMS under the symbol "ECGC." On October 17, 1997, the Common Stock was held by 1,314 stockholders of record. The following table sets forth, for the quarters indicated, the high and low sale prices as reported by NASDAQ/NMS, and the cash dividends per share declared in such quarters.

                                                            Cash
                                                         Dividends
                                        Market Price     Per Share
                                       High       Low
Fiscal Year Ended August 31, 1996
     First Quarter                    $25.50    $24.25     $0.39
     Second  Quarter                   26.75     25.00      0.40
     Third  Quarter                    26.25     23.50      0.40
     Fourth Quarter                    25.50     23.50      0.40
Fiscal Year Ended August 31, 1997
     First   Quarter                  $27.00    $24.00     $0.40
     Second Quarter                    25.75     24.25      0.41
     Third Quarter                     26.00     24.25      0.41
     Fourth Quarter                    27.00     25.25      0.41
Fiscal Year Ending August 31, 1998
     First Quarter (through
             November 10, 1997)       $31.50    $31.50     $0.41*

*Paid on October 1, 1997 to shareholders of record on September 15, 1997.

      The Company has paid regular dividends since 1914. Common Stock dividend payments in fiscal 1997 totaled $1.63 per share, as compared to $1.59 in fiscal 1996. Although the Company expects to continue to pay dividends at or near the current rate for the foreseeable future, the declaration of future dividends will be at the direction of the Company's Board of Directors and dependent on business conditions, earnings, contractual restrictions and cash requirements of the Company.

Item 6:   Selected Financial Data

     The following table sets forth certain selected consolidated financial data of the Company and its subsidiaries and the ratio of earnings to fixed charges for, or as of the end of, the five fiscal years ended August 31, 1997. Due to the seasonal nature of the Company's business, a substantial portion of the Company's operating revenues are derived from operations during the second and third quarters of each fiscal year. The selected consolidated financial data are qualified by reference to the consolidated financial statements and the notes thereto and other information and data set forth elsewhere in this Annual Report or incorporated by reference herein.

Income Statement Data


For fiscal years ended August 31,   1997     1996     1995     1994    1993
          (000'S omitted, except for per share and ratio information)



Operating revenues                $53,535  $49,929  $45,050  $48,536  $45,016

Operating income                  $ 6,722  $ 6,669  $ 5,909  $ 5,794  $ 5,766

Income available for common stock $ 3,967  $ 3,836  $ 3,180  $ 3,302  $ 2,880

Shares of common stock outstanding,
  weighted average                  1,665    1,626    1,591    1,559    1,475

Earnings per common share         $  2.38  $  2.36  $  2.00  $  2.12  $  1.95

Cash dividends declared
  per common share                $  1.63  $  1.59  $  1.55  $  1.51  $  1.47

Ratio of earnings
  to fixed charges(1)                2.87x    2.83x    2.54x    2.83x    2.45x

         _________________________________________________________________


Balance Sheet Data


                                     1997     1996     1995    1994    1993

Long-term debt
  (excluding current portion)      $28,799  $19,765  $20,689 $21,713  $22,148

Redeemable preferred stock               -        -      336     350      364

Common stock equity                 35,409   33,023   30,709  28,870   26,985
                                   -------  -------  ------- -------  -------
TOTAL CAPITALIZATION:              $64,208  $52,788  $51,734 $50,933  $49,497
                                   =======  =======  ======= =======  =======
CAPITAL LEASE
 (EXCLUDING CURRENT PORTION)       $   551  $   605  $   654 $   700  $   742
                                   =======  =======  ======= =======  =======
TOTAL ASSETS                       $92,746  $89,772  $86,582 $83,511  $76,535
                                   =======  =======  ======= =======  =======
        _________________________________________________________________

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

        Results of Operations

        Fiscal Years Ended August 31, 1997 and 1996

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

     Using a twenty-year average, the Company's service territory incurs 6,787 effective degree days in one year. Fiscal 1997 had 6,656 effective degree days compared to 6,947 in fiscal 1996. As a result, the volume of sales to the Company's two major firm customer classes, residential and commercial and industrial, decreased by 0.4 percent from 5,766,690 Dth in fiscal 1996 to
5,741,885 Dth in the current fiscal year. The volume decrease was offset by a 9.1 percent increase in the unit price and firm gas revenues increased to $50,716,991 in fiscal 1997 compared to $46,690,295 in the prior fiscal year. The higher price was attributable to a Massachusetts Department of Public Utilities annualized rate increase of $2,100,000 effective December 1, 1996 and higher gas costs. Firm revenues in fiscal 1997 were 8.6 percent higher than in fiscal 1996. The increase was attributable to the price factors discussed previously and an increase of over 2.1 percent in the Company's customer base. The average unit price of gas sold to all customers, including interruptible customers, increased 10.2 percent to $8.09 in fiscal 1997 from $7.34 in fiscal 1996. For firm customers, the average unit price increased 9.0 percent to $8.83 in fiscal 1997 from $8.10 in the prior year. The Company's interruptible revenues decreased 15.1 percent as volumes decreased in interruptible sales to 758,124 Dth compared to 892,702 Dth. The unit price increased by $0.01 to $2.49 for fiscal 1997. If interruptible volumes exceed a threshold based on sales during the prior four years, the Company may retain 25 percent of the incremental gross profit on interruptible sales and refund the remaining 75 percent to the Company's firm customers. In fiscal 1997, the required volumes of interruptible sales were not
obtained,   and  the  Company   returned  all  gross  profit   on
interruptible sales to its firm customers. The decrease in interruptible volumes did not significantly impact the Company's earnings. Other revenues decreased 9.2 percent to $929,327 in fiscal 1997 from $1,023,417 in fiscal 1996.

      During fiscal 1997, the Company added 1,119 new customers. The Company's ability to attract customers has been assisted by the improving economy and resulting new construction. Although there is a slightly unfavorable price comparison with oil, which is the Company's primary competition in the area of space heating, the environmental advantages and convenience of natural gas allow the Company to compete favorably.

     Operating Expenses

      The Company's major operating expense is its cost of gas which increased 9.2 percent to $27,272,268 in fiscal 1997 from $24,976,802 in fiscal 1996. The unit price of gas increased 12.0 percent from 1996 to 1997. This increase was offset by a decrease of 0.4 percent in firm volumes of gas sold. The increased gas costs for sales to the Company's firm customers are recovered from those customers through a Cost of Gas Adjustment ("CGA") which is adjusted semi-annually to reflect any changes in gas costs.

      Operations  and maintenance expenses increased $315,594  or
2.6  percent  to  $12,291,661 in fiscal 1997 from $11,976,067  in
fiscal  1996.   This  increase  was  mainly  attributable  to  an
increase  in  meter and house regulator expense of  approximately
$107,000;   demonstrating  and  selling   expense   of   $76,000;
administrative and general salaries of $202,000; environmental costs of $80,000; and $91,000 in regulatory commission expense.
The increase in meter and house regulator expense is due to the Company's aggressive meter exchange program in which older meters
are  exchanged  for newer remote-read meters.   The  increase  in
demonstrating and selling expense is mainly attributable to cash incentives paid to customers switching to natural gas from alternative fuels and the increase in administrative and general salaries expense is mainly due to filling positions previously left unfilled and pay increases granted to management personnel.
The increase in environmental costs is due to an on going remediation of a site in Plympton, Massachusetts. See "Item 1:
Enviromental Matters." The increase in regulatory commission expense is due to the amortization of the Company's December 1, 1996 rate case expense which will continue to be amortized
through  December  1,  1998.   These expenses   were partially offset
by a decrease in pension expense of $351,000 as the Company reduced its pension contribution for fiscal 1997.

     Utility Plant depreciation expense increased 25.0 percent to $3,372,714 in fiscal 1997 from $2,697,241 in fiscal 1996 as the
Company received regulatory approval for increasing its utility plant depreciation rate to 3.70 percent from the previous year's rate of 3.03 percent.

      Taxes, other than federal income, increased 9.3 percent to $1,986,927 in fiscal 1997 from $1,816,929 in fiscal 1996. This increase was primarily related to an increase in real estate taxes due to assessments on the Company's additions to its utility plant.

      Federal income taxes increased 5.4 percent to $1,889,601 in fiscal 1997 from $1,793,360 in fiscal 1996, also reflecting the increase in the Company's pre-tax earnings. The Company's combined effective tax rate for both federal and state income taxes was 36.6 percent.

      Other income, net increased by $308,923. This increase was primarily attributable to higher interest income on the Company's undercollected gas costs and a gain on the sale of the Company's investments.

      Interest  on  long-term  debt  increased  18.9  percent  to
$2,338,112  in fiscal 1997 from $1,967,073 in fiscal 1996.   This
increase was primarily related to the January 1997 issue of $10,000,000 in 7.28 percent First Mortgage Bonds due 2017. Other interest expense decreased 14.0 percent to $750,895 in fiscal 1997 from $873,198 in fiscal 1996. This decrease was primarily attributable to lower levels of short-term debt outstanding in fiscal 1997 as compared to fiscal 1996. The lower level of short-
term   debt  is  a  direct  result  of  the  Company's  long-term borrowing.

      Income available for common stock increased 3.4 percent to $3,966,519, or $2.38 per share, in fiscal 1997 from $3,835,500, or $2.36 per share, in fiscal 1996. Dividends per share declared and paid for fiscal 1997 and 1996 were $1.63 and $1.59, respectively.

     Fiscal Years Ended August 31, 1996 and 1995

     Revenues

      Fiscal 1996 had 6,947 effective degree days compared to 6,258 in fiscal 1995. As a result, the volume of sales to the Company's two major firm customer classes, residential and commercial and industrial, increased by 12.6 percent from 5,123,661 Dth in 1995 to 5,766,690 Dth in fiscal 1996. The colder weather, coupled with a 0.7 percent increase in price, resulted in revenues of $49,929,389 in 1996 compared to $45,049,573 in the prior year. Firm revenues in 1996 were 10.9 percent higher than in fiscal 1995. The increase was also attributable to an increase of nearly 3.0 percent in the Company's customer base. The average unit price of gas sold to all customers, including interruptible customers, increased 0.7 percent in 1996 to $7.45 from $7.40 in fiscal 1995. For firm customers, the average unit price decreased to $8.22 from $8.36 in the prior year. The Company's interruptible revenues increased 14.6 percent as the unit price increased by $0.40 to $2.51 over the same period. This price increase was offset by a volume decrease in interruptible sales by 32,928 Dth to 892,702 Dth. Under rates in effect in fiscal 1996, if interruptible volumes exceed a threshold based on sales during the last four years, the Company may retain 10 percent of the gross profit on interruptible sales and refund the remaining 90 percent to the Company's firm customers. In fiscal 1996, the required volumes of interruptible sales were obtained, and the Company retained approximately $5,000, returning the balance of all gross profit on interruptible sales to its firm customers. The decrease in interruptible volumes did not significantly impact the Company's earnings. Other revenues increased slightly to $1,023,417 in fiscal 1996 from $1,015,979 in fiscal 1995.

     Operating Expenses

      The Company's major operating expense is its cost of gas, which increased 10.9 percent to $24,976,802 in fiscal 1996 from $22,525,442 in fiscal 1995. This increase was due to additional volumes of gas sold.

     Operations and maintenance expenses increased 8.1 percent to $11,976,067 in fiscal 1996 from $11,078,029 in fiscal 1995. This increase was mainly attributable to: an increase of $285,000 in employee benefits, other than pensions; $267,000 in pension expense and an increase of approximately $190,000 in uncollectible accounts. The increase in employee benefits, other than pensions, is due to approximately $143,000 in additional medical expense due to higher utilization of the Company's self-insured medical plan. In addition, the Company increased its Employee Stock Ownership Plan contribution by $82,000 as well as a $25,000 increase in the Company's Thrift Savings Plan due to more employees participating in the Company program and receiving matching funds. The increase in the pension expense is primarily due to an additional contribution to the Company's pension trust and the increase in uncollectible accounts is primarily due to the higher revenues recorded during the fiscal year. The Company also incurred a one-time additional regulatory expense of approximately $225,000 for conservation and load management programs and performance based ratemaking. These increases were offset by $80,000 of reduced rate case expense as the 1993 rate case expenditures were fully amortized in December 1995.

      Utility Plant depreciation expense increased 7.9 percent to $2,697,241 in fiscal 1996 from $2,500,585 in fiscal 1995, reflecting the ongoing investment in upgrading and expanding the Company's distribution system.

      Taxes, other than federal income, increased 11.2 percent to $1,816,929 in fiscal 1996 from $1,634,216 in fiscal 1995. This increase was primarily related to an increase in real estate taxes due to assessments on the Company's additions to its utility plant and state income taxes resulting from higher pre-tax earnings.

     Federal income taxes increased 28.0 percent to $1,793,360 in fiscal 1996 from $1,401,858 in fiscal 1995, also reflecting the increase in the Company's pre-tax earnings. The Company's combined effective tax rate for both federal and state income tax purposes was 36.1 percent.

       Interest on long-term debt decreased 4.0 percent to $1,967,073 in fiscal 1996 from $2,048,959 in fiscal 1995. This decrease was related to the sinking fund payments of long-term debt. Other interest expense increased 19.1 percent to $873,198 in fiscal 1996 from $732,941 in fiscal 1995. This increase was primarily attributable to higher levels of short-term debt outstanding and higher interest rates in fiscal 1996 as compared to fiscal 1995.

      Income available for common stock increased 20.6 percent to $3,835,500, or $2.36 per share, in fiscal 1996, from $3,179,778, or $2.00 per share, in 1995. Dividends per share declared and paid for fiscal 1996 and 1995 were $1.59 and $1.55, respectively.

     Liquidity and Capital Resources

     Net cash provided by operating activities was $8,063,077 for the fiscal year ended August 31, 1997. Cash flows were generated primarily from net income of $3,966,519, depreciation expense of $3,789,528, a decrease in taxes payable of $1,019,266, and a supplier refund due customers in the amount of $1,291,720. These sources of cash were offset primarily by cash used for deferred income taxes in the amount of $812,633, an increase in accounts receivable of $899,975 and a decrease in accounts payable in the amount of $970,970. The cash used for refundable gas costs to customers represents savings in gas costs which are returned to the Company's firm customers as discussed below. The increase in accounts receivable is due to the seasonal nature of the Company's business.

      Occasionally the Company receives refunds from its pipeline supplier as a result of regulatory action by the Federal Energy Regulatory Commission ("FERC".) The supplier refunds are returned by the Company to customers over a twelve month period. During the twelve months ended August 31, 1997, the Company received $1,567,364 in supplier refunds.

      Due to the seasonal nature of the Company's operations,
the Company periodically borrows from banks on an unsecured short-
term  basis.   Borrowings against lines of credit  during  fiscal
1997 ranged from $55,000 to a high of $18,670,000. At August 31, 1997, the available lines of credit were $19,000,000 with
$3,313,000   outstanding.   In  addition,  a   credit   line   of
$10,000,000 was available at August 31, 1997 for the sole purpose
of  financing  the Supplemental Fuel Inventory.   At  August  31,
1997, the Company's Supplemental Fuel Inventory was $4,131,520 with outstanding obligations under this credit agreement of
$3,807,788.   Short-term financing is typically used  to  satisfy
seasonal cash requirements while, on an annual basis, operating requirements are satisfied by cash flows from operations.

      The Company continues to invest a significant amount of capital in its distribution system to satisfy current and future customer demand. Funding for the Company's construction program
has  traditionally  been  generated  by  operations  and,  on   a
temporary basis, through short-term bank borrowings. These short-term borrowings are periodically repaid with proceeds from the issuance of long-term debt and equity, including additional
shares   of   common   stock  through  the   Company's   Dividend
Reinvestment and Common Stock Purchase Plan. In fiscal 1997, the Company raised $610,451 of common stock through its Dividend Reinvestment and Common Stock Purchase Plan (including $135,071 from the cash infusion portion of the Plan) and $438,252 of common stock through the Company's employee stock plan. In January 1997, the Company sold $10,000,000 aggregate principal amount of First Mortgage Bonds, providing the Company with
proceeds  of  $9,827,190  net of underwriting  fees.   Management
anticipates that these financing sources and other sources will remain available and continue to adequately serve the Company's needs.

      The  Company's  major  uses of cash  in  fiscal  1997  were construction expenditures of $6,894,633, retirement of  long-term
debt  of  $854,831,  and  net  repayment  of  notes  payable   of

$8,627,000. In addition, dividend payments totaled $2,706,278 in fiscal 1997. The Company's construction expenditures decreased to $6,894,633 in fiscal 1997 from $8,027,623 in fiscal 1996. The
Company's lower construction expenditures in fiscal 1997 were primarily attributable to the completion in 1996 of a major transmission line north along Route 1 from Wenham to Newburyport. Capital expenditures for fiscal 1998 are expected to be approximately $7,000,000 and annual sinking fund requirements and maturities of long-term debt are scheduled to be $960,536 in fiscal 1998. The Company's planned construction expenditures and long-term debt repayments have been, and the Company expects them to continue to be, funded through cash generated by operations and short-term bank borrowings, which the Company anticipates will be replaced from time to time with equity and long-term debt financings.

      On August 31, 1997, the Company's capitalization consisted of 49.0 percent common stock equity and 51.0 percent debt, including short-term debt and obligations under the supplemental fuel inventory credit agreement. In order to contribute to both stability and the ability to market new securities when appropriate, the Company attempts to maintain a balanced capital structure.

     Regulatory and Accounting Issues

      The Company's revenues are based on rates regulated by the MDPU. These rates are designed to allow the Company to recover its operating costs and provide an opportunity to earn a reasonable rate of return on investor supplied funds. Once approved, the Company's rates are adjusted by a CGA which, subject to approval by the MDPU, permits the Company to change rates to recover gas costs and certain other costs on a dollar-for-dollar basis. The CGA is also used as a mechanism to reduce charges to firm customers by the margin earned on sales to interruptible customers. In September 1996 the Company received approval for a rate increase of $2,100,000 which became effective December 1, 1996. As part of a settlement approved by the MDPU, the Company has increased its depreciation rate to an average rate of 3.70 percent effective December 1, 1996 based on a depreciation study. The effect of this change in the depreciation rate increased, on an annual basis, depreciation expense in fiscal 1997 by approximately $600,000.

     The Company has received notification that the Massachusetts Department of Environmental Protection ("MDEP") has reason to believe that the Company may be a potentially responsible party, along with several other parties, with respect to alleged release of hazardous materials at sites in Plympton, Massachusetts. The Company does not currently have sufficient information to reasonably estimate the amount of the final liability for cleanup costs or other damages or expenses at such sites. The Company believes it should be permitted to recover these costs through rates.

      The Company or its predecessors previously operated four manufactured gas plants and one storage facility (collectively, "MGPs") at sites in Massachusetts. It is possible that in the manufacturing process some or all of the MGPs may have discharged certain substances on the sites which may now be deemed to be hazardous. The Company has not ascertained the extent of any hazardous substance contamination on these sites from the MGP operations. The Environmental Protection Agency ("EPA") and MDEP have recently begun to focus on the potential environmental hazards of MGPs. To the Company's knowledge, neither the EPA nor the MDEP have issued any orders to clean up any of the Company's MGP sites. In 1995 an investigation which reported the presence of certain compounds was conducted at one of the Company's MGP sites. As a result, a second, more intensive investigation was conducted in fiscal 1997 to determine the level of contamination and to assess whether any remediation was required. The Company had also been informed that certain materials had been discovered on properties adjacent to a second site currently owned by the
Company. These adjacent properties have been classified by the MDEP as a location to be investigated. Based on preliminary investigation, the Company currently believes that it may not be liable for cleanup costs associated at the adjacent properties unless such liability is based on down-gradient status; however, the Company may be liable for cleanup costs associated with the parcel presently owned by the Company. The Company does not currently possess sufficient information to determine the probability or the cost of the potential remediation, however, the MDPU provides for the recovery through the CGA of all environmental response costs associated with this and any other MGP sites over seven-year amortization periods without a return on the unamortized balance. The 1990 MDPU agreement also provides for no further investigation on the prudency of any Massachusetts gas utility's past MGP operations.

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

     FERC Order 636 also allows the pipeline companies to recover transition costs incurred as they restructure their services. TGPC began direct billing these costs to the Company on September 1, 1993 as a component of the demand charges. The Company's current estimate of its obligation for transition costs is approximately $401,000 and is based upon FERC approved filings. This estimated liability has been included in the Company's financial statements at August 31, 1997, together with the related regulatory asset. The MDPU has approved the recovery of Gas Supply Realignment costs from all firm customers.

     The MDPU has received comments and proposals from interested persons on how incentive regulation could improve upon the existing framework of utility regulation. Although to date the MDPU has not issued directives, it is expected that in the near future, incentive ratemaking, in some form, will be instituted in the Commonwealth of Massachusetts.

      The accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS No. 71, Accounting for the
Effects of Certain Types of Regulation. Assuming a cost-of-service based regulatory structure, regulators may permit incurred costs, normally treated as expenses, to be deferred and recovered through future revenues. Through their actions, regulators may also reduce or eliminate the value of an asset, or create a liability. If any portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the Company would be required to write off regulated assets and liabilities. The
Company continues to believe that its use of regulatory accounting remains appropriate.

     The "Year 2000" Issue

      The Company has assessed the impact of the year 2000 issue and is currently modifying its computer system to process transactions relating to the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

     New Accounting Standards

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


      The American Institute of Certified Public Accountants issued a Statement of Position ("SOP")96-1, Environmental
Remediation Liabilities. The SOP's objective is to make the timing of the recognition of environmental obligations more uniform by discussing the estimation process and providing benchmarks to aid in determining when to recognize environmental liabilities. The SOP is effective for the Company in fiscal 1998. The Company does not expect that the adoption of the SOP will have a material impact on the Company's financial position or results in operations.

     Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations included forward-looking statements concerning the impact of transportation customers on the Company's profitability; the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the precise rates for transportation of gas that will be allowed by the regulators and transportation-only customers; uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; and uncertainty as to the regulatory approval of the full recovery of environmental costs, transition costs, and other regulatory assets.

Item 8:  Financial Statements and Supplementary Data

        (a)  Financial Statements Required by Regulation S-X


                   CONSOLIDATED STATEMENTS OF INCOME


                                           Fiscal Years Ended August 31,

                                          1997         1996         1995

OPERATING REVENUES                     $53,534,734  $49,929,389  $45,049,573
Less:  Cost of gas                      27,272,268   24,976,802   22,525,442
                                       -----------  -----------  -----------
   Operating margin                     26,262,466   24,952,587   22,524,131
                                       -----------  -----------  -----------
OPERATING EXPENSES:
  Operations and maintenance expenses   12,291,661   11,976,067   11,078,029
  Depreciation                           3,372,714    2,697,241    2,500,585
  Taxes, other than federal income       1,986,927    1,816,929    1,634,216
  Federal income taxes                   1,889,601    1,793,360    1,401,858
                                       -----------  -----------  -----------
       TOTAL OPERATING EXPENSES         19,540,903   18,283,597   16,614,688
                                       -----------  -----------  -----------
OPERATING INCOME                         6,721,563    6,668,990    5,909,443
OTHER INCOME, NET                          337,707        1,997        6,202
                                       -----------  -----------  -----------
INCOME BEFORE INTEREST CHARGES           7,059,270    6,670,987    5,915,645
                                       -----------  -----------  -----------
INTEREST CHARGES:
  Interest on long-term debt             2,338,112    1,967,073    2,048,959
  Amortization of deferred debt expense     30,578       27,499       27,081
  Other interest expense                   750,895      873,198      732,941
  Allowance for funds used
    during construction                    (26,834)     (46,143)     (92,428)
                                       -----------  -----------  -----------
        TOTAL INTEREST CHARGES           3,092,751    2,821,627    2,716,553
                                       -----------  -----------  -----------
NET INCOME                               3,966,519    3,849,360    3,199,092
ANNUAL REDEEMABLE
PREFERRED DIVIDEND REQUIREMENTS                  -      (13,860)     (19,314)
                                       -----------  -----------  -----------
INCOME AVAILABLE FOR COMMON STOCK      $ 3,966,519  $ 3,835,500  $ 3,179,778
                                       ===========  ===========  ===========
SHARES OF COMMON STOCK OUTSTANDING
(WEIGHTED AVERAGE)                       1,664,677    1,626,315    1,591,372
                                         ---------    ---------    ---------
EARNINGS PER COMMON SHARE                   $ 2.38       $ 2.36       $ 2.00
                                            ------       ------       ------
CASH DIVIDENDS DECLARED PER COMMON SHARE    $ 1.63       $ 1.59       $ 1.55
                                            ------       ------       ------




                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                         Fiscal Years Ended August 31,

                                     1997             1996           1995
BALANCE AT BEGINNING OF YEAR     $13,833,767      $12,576,695    $11,857,299
Net income                         3,966,519        3,849,360      3,199,092
                                 -----------      -----------    -----------
      TOTAL                       17,800,286       16,426,055     15,056,391
                                 -----------      -----------    -----------
Cash dividends declared:
  Redeemable preferred stock               -           13,860         19,314
  Common stock                     2,706,278        2,578,428      2,460,382
                                 -----------      -----------    -----------
              TOTAL                2,706,278        2,592,288      2,479,696
                                 -----------      -----------    -----------
BALANCE AT END OF YEAR           $15,094,008      $13,833,767    $12,576,695
                                 ===========      ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED BALANCE SHEETS


                                ASSETS


                                            August 31,     August 31,
                                              1997           1996

UTILITY PLANT, AT COST                    $104,540,111     $ 98,603,784
Less: Accumulated depreciation              25,021,795       22,290,175
                                          ------------     ------------
NET UTILITY PLANT                           79,518,316       76,313,609
                                          ------------     ------------
Other property and investments                 718,838          633,515
                                          ------------     ------------
CAPITALIZED LEASE (NET OF ACCUMULATED
 AMORTIZATION OF $518,975 1N 1997 AND
 $469,406 IN 1996)                             604,822          654,391
                                          ------------     ------------

CURRENT ASSETS:
 Cash and cash equivalents                     434,930          303,526
 Accounts receivable:
   Customers (net of allowance for
   uncollectible accounts of $772,000
   in 1997 and $653,000 in 1996)             2,275,005        1,654,808
   Other                                       389,526          229,189
 Income tax refunds receivable                       -          874,000
 Supplemental fuel inventory                 4,131,520        4,047,421
 Materials and supplies (at average cost)      560,493          512,330
 Prepaid deferred income taxes                 100,105          328,066
 Prepayments and other                         622,024          622,502
 Recoverable gas costs                         320,909          470,766
                                           -----------       ----------
    TOTAL CURRENT ASSETS                     8,834,512        9,042,608
                                           -----------       ----------
DERRED CHARGES:
 Regulatory assets                           1,790,966        2,464,691
 Unamortized debt expense and other          1,278,367          663,119
                                           -----------      -----------
    TOTAL DEFERRED CHARGES                   3,069,333        3,127,810
                                           -----------      -----------
                                          $ 92,745,821     $ 89,771,933
                                          ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED BALANCE SHEETS

                 CAPITALIZATION AND LIABILITIES



                                          August 31,          August 31,
                                             1997                1996

COMMON STOCK EQUITY                      $35,408,645         $33,022,947
LONG-TERM DEBT, LESS CURRENT PORTION      28,799,000          19,765,535
                                         -----------         -----------
    TOTAL CAPITALIZATION                  64,207,645          52,788,482
                                         -----------         -----------
NONCURRENT OBLIGATIONS UNDER
   CAPITAL LEASE                             550,939             604,823
                                         -----------         -----------
CURRENT LIABILITIES:
 Current portion of long-term debt           960,535             923,831
 Current obligation under capital lease       53,883              49,568
 Obligations under supplemental
   fuel inventory                          3,807,788           3,358,010
 Notes payable, banks                      3,313,000          11,940,000
 Accounts payable                          3,092,859           4,063,829
 Accrued interest                            803,237             937,988
 Taxes payable                               157,098              11,832
 Accrued transition costs                    401,465             890,432
 Supplier refund due customers             1,567,364             275,644
 Other                                       320,308             176,681
                                         -----------         -----------
       TOTAL CURRENT LIABILITIES          14,477,537          22,627,815
                                         -----------         -----------
COMMITMENTS AND CONTINGENCIES
DEFERRED CREDITS:
 Accumulated deferred income taxes         8,941,079           9,951,085
 Unamortized investment tax credit         1,141,132           1,210,896
 Deferred directors' fees                  1,106,358             991,503
 Other                                     2,321,131           1,597,329
                                         -----------         -----------
       TOTAL DEFERRED CREDITS             13,509,700          13,750,813
                                         -----------         -----------
                                         $92,745,821         $89,771,933
                                         ===========         ===========





The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS




                                           Fiscal Years Ended August 31,
                                           1997         1996         1995
OPERATING ACTIVITIES:
 NET INCOME                           $ 3,966,519  $ 3,849,360   $ 3,199,092
 Adjustments to reconcile net income  -----------  -----------   -----------
  to net cash:
 Depreciation, including amounts
  related to non-utility operations     3,789,528    3,130,712     2,920,476
 Provisions for uncollectible accounts    119,441       57,792      (208,797)
 Deferred income taxes                   (812,633)   1,950,962        40,876
 Amortization                              (1,915)       7,943         8,390
 Noncash compensation associated
    with ESOP                              75,000      150,000       225,000
Changes in current assets and liabilities:
 Accounts receivable                     (899,975)    (242,390)      546,304
 Inventories including fuel              (132,262)   2,512,221       294,854
 Prepayments and other                        478     (271,842)      (33,922)
 Accounts payable                        (970,970)   1,077,522        55,729
 Supplier refund obligations            1,291,720   (2,179,095)      792,927
 Taxes payable/receivable               1,019,266     (802,472)      488,000
 Recoverable (refundable) gas costs       149,857   (2,960,944)    1,719,994
 Other, net                               469,023      (53,011)      658,391
                                      -----------  -----------   -----------
     Total adjustments                  4,096,558    2,377,398     7,508,222
                                      -----------  -----------   -----------
         NET CASH PROVIDED BY
           OPERATING ACTIVITIES         8,063,077    6,226,758    10,707,314
                                      -----------   ----------    ----------
INVESTING ACTIVITIES:
 Utility capital expenditures          (6,894,633)  (8,027,623)   (6,967,340)
 Payments for retirements of property,
   plant and equipment, net               (99,602)    (258,352)      (66,497)
 Purchase of investment                  (570,113)           -             -
 Sale of investment                       570,113            -             -
                                       ----------    ---------    ----------
   NET CASH USED IN INVESTING
     ACTIVITIES                        (6,994,235)  (8,285,975)   (7,033,837)
                                       ----------   ----------    ----------
FINANCING ACTIVITIES:
 Dividends paid                        (2,706,278)  (2,592,288)   (2,479,696)
 Issuance of common stock               1,048,703      856,007       814,126
 Issuance of long-term debt             9,827,190            -             -
 Retirements of preferred stock                 -     (336,000)      (14,000)
 Principal retired on long-term debt     (854,831)    (828,758)     (855,304)
 Changes in supplemental fuel inventory   449,778   (1,773,143)   (1,297,617)
 Changes in notes payable, banks       (8,627,000)   7,050,000       390,000
 Payment of ESOP debt                     (75,000)    (150,000)     (225,000)
   NET CASH PROVIDED BY (USED IN)      ----------   ----------    ----------
     FINANCING ACTIVITIES                (937,438)   2,225,818    (3,667,491)
                                       ----------   ----------    ----------
Net increase in cash and cash
   equivalents                            131,404      166,601         5,986
Cash and cash equivalents at
   beginning of year                      303,526      136,925       130,939
CASH AND CASH EQUIVALENTS AT           ----------   ----------    ----------
   END OF YEAR                         $  434,930   $  303,526    $  136,925
                                       ==========   ==========    ==========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
 Interest (net of amount capitalized)  $3,227,502  $2,708,961     $2,517,015
                                       ----------  ----------     ----------
 Income taxes                          $2,682,465  $1,407,476     $1,743,197
                                       ----------  ----------     ----------




The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CAPITALIZATION



                                            August 31,          August 31,
                                               1997                1996
COMMON STOCK EQUITY:
  Common stock, no par value, 5,000,000
   authorized shares. Issued and
   outstanding 1,685,318 shares at
   August 31, 1997 and  1,642,490  issued
   and outstanding at August  31,  1996.    $20,320,890       $19,234,915
  Unrealized gain (loss)on investments
   available for  sale,  net                     (6,253)           29,265
  Retained earnings                          15,094,008        13,833,767
                                            -----------       -----------
                                             35,408,645        33,097,947
                                            -----------       -----------
  Less:  Shares held by ESOP purchased
         with debt                                    -            75,000
                                            -----------       -----------
         Total   common   stock   equity     35,408,645        33,022,947
                                            -----------       -----------
LONG-TERM DEBT:
FIRST MORTGAGE BONDS:
  10 1/4 percent, due serially
     from 1994 to 2003                        4,200,000         4,800,000
  10.10 percent, due serially
     from 2010 to 2020                        8,000,000         8,000,000
   7.28 percent due serially
     from 2008 to 2017                       10,000,000                 -
                                            -----------       -----------
                                             22,200,000        12,800,000
MORTGAGE NOTE:                              -----------       -----------
   8 1/2 percent, due serially
     from 1976 to 1997                          360,535           609,366
                                            -----------       -----------
DEBENTURES:
   8 5/8 percent, due 2006                    2,245,000         2,245,000
   8.15  percent, due 2017                    4,954,000         4,960,000
                                             ----------       -----------
                                              7,199,000         7,205,000
ESOP LOAN GUARANTEE:                         ----------       -----------
   7.0 percent due serially
     from 1987 to 1996                                -            75,000
                                             ----------       -----------
          TOTAL DEBT                         29,759,535        20,689,366
   Less:  Current portion maturing
          and payable                           960,535           923,831
   TOTAL LONG-TERM DEBT                      28,799,000        19,765,535
                                            -----------       -----------
   TOTAL CAPITALIZATION                     $64,207,645       $52,788,482
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

     Regulation

      The Company is subject to regulation by the Massachusetts Department of Public Utilities ("MDPU") with respect to its rates and accounting practices. The accounting policies conform to generally accepted accounting principles as applied to regulated public utilities and reflects the effects of the ratemaking process in accordance with Statement of Financial Accounting, Standard No. ("SFAS") 71, "Accounting for Certain Types of
Regulation".   Under  SFAS No. 71, a utility  is  allowed  to  defer
certain costs that otherwise would be expensed in recognition of the ability to recover them in future rates.

     The Company has established regulatory assets in cases where the MDPU has permitted or is expected to permit the recovery of specific costs over time. As of August 31, 1997, principal regulatory assets include (1) approximately $401,000 for transition costs associated with FERC Order 636, (2) $347,000 related to a settlement payment for a supplemental retirement plan, and (3) $415,000 related to deferred income taxes. Included in deferred credits is a regulatory liability of $708,000 related to deferred income taxes. Assuming a cost-of-service based regulatory structure, regulators may permit incurred costs, normally treated as expenses, to be deferred and recovered through future revenues. Through their actions, regulators may also reduce or eliminate the value of an asset, or create a liability. If any portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the Company would be required to write off regulated assets and liabilities. The
Company continues to believe that its use of regulatory accounting remains appropriate.

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

      Depreciation for financial reporting purposes is calculated on a straight-line basis. The annual provision for depreciation, based on the average depreciable property, was equivalent to a composite depreciation rate of 3.53 percent for fiscal 1997 and
3.03 percent for fiscal 1996 and 1995. As part of an MDPU approved rate increase effective December 1, 1996, the Company increased its annual depreciation rate to 3.70 percent from 3.03 percent. The 3.53 percent rate for 1997 represents pre December 1, 1996 depreciation at the former rate and post November 30, 1996 depreciation at the current rate. The cost of Utility Plant retired or otherwise disposed of, in the ordinary course of business, together with costs of removal less salvage, is charged to accumulated depreciation.

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

     Earnings Per Share

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

B.   Supplemental Fuel Inventory

      The Company, with MDPU approval, finances its supplemental gas inventory through a single purpose financing arrangement extending through December 31, 2000. The credit agreement provides for a total commitment of up to $10,000,000 and is secured by storage gas. Financing resulted in an effective interest cost to the Company of 6.1 percent for 1997 and 6.5 percent in 1996 based on average borrowing.

C.   Common Stock

     Common stock activity for the three-year period ended August
31, 1997, is as follows:

                                                        Additional
                               Number of     Common      Paid-in
                                Shares       Stock       Capital
BALANCE, AUGUST 31, 1994      1,572,062  $ 3,930,155   $13,532,990

   Dividend reinvestment plan    19,276       48,190       389,246
   Amortization of capital
     stock expense                    -            -        51,408
   Employee stock plans          13,054       32,635       280,208
   Sale of common stock           2,669        6,673        57,174
                              ---------    ---------    ----------

BALANCE, AUGUST 31, 1995      1,607,061    4,017,653    14,311,026

   Dividend reinvestment plan    19,754      366,787       100,916
   Amortization of capital
     stock expense                    -       50,229             -
   Employee stock plans          11,319      226,881        52,370
   Sale of common stock           4,356       97,283        11,770
   Conversion to no par value         -   14,476,082   (14,476,082)
                              ---------   ----------    ----------
BALANCE, AUGUST 31, 1996      1,642,490   19,234,915             -

   Dividend reinvestment plan    19,733      475,380             -
   Amortization of capital
     stock expense                    -       37,272             -
   Employee stock plans          17,794      438,252             -
   Sale of common stock           5,301      135,071             -
                              ---------   ----------     ----------
BALANCE, AUGUST 31, 1997      1,685,318  $20,320,890   $         -
                              =========   ==========     ==========


    Conversion of Stock to No Par Value

    The shareholders approved conversion of Common Stock from $2.50 par value to no par value effective September 15, 1995.

D.   Restriction on Retained Earnings

     Under the terms of the indenture securing the First Mortgage Bonds, retained earnings in the amount of $5,260,241 as of August 31, 1997, were unrestricted as to the payment of cash dividends on common stock and the purchase, redemption or retirement of shares of common stock.

E.   Interim Financing and Long-term Debt

     The Company periodically borrows from banks on an unsecured, short-term basis. At August 31, 1997, the Company had $3,313,000 of outstanding notes payable with a weighted average interest rate of 6.2 percent under available lines of credit totaling $19,000,000. The annual commitment fees related to these lines of credit are between 1/4 percent and 3/8 percent on the total amount of the line.

      Substantially all plant assets are pledged as collateral under the terms of the indenture of First Mortgage Bonds. The 8-1/2 percent Mortgage Note represents an obligation secured by the liquefied gas storage facility in Haverhill, Massachusetts. In accordance with the terms of the indenture of First Mortgage Bonds, the Note Purchase Agreement of the sinking fund notes and the Mortgage Note, the Company is required to make specified sinking fund payments and other maturities of long-term debt of $960,536 in 1998, $600,000 in 1999, $600,000 in 2000, $600,000 in
2001 and $17,005,000 thereafter.

F.   Disclosure About Fair Values of Financial Instruments

     The estimated fair values of the Company's long-term debt at
August   31,  1997  and  1996  are  $35,202,321  and  $22,901,111,
respectively, as compared to the carrying value of $28,799,000 and $19,765,535, respectively. The estimated fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity. The fair value shown above does not purport to represent the amount at which these obligations could be settled.

      The carrying value of cash approximates fair value because of the short maturity of those instruments.

   G.    Income Taxes

   The components of the provision for income taxes are as follows:

                             1997          1996              1995
FEDERAL
     Current             $2,258,000    $   294,144        $1,469,957
     Deferred              (298,635)     1,569,000             2,000
     Amortization of
      investment tax
       credit               (69,764)       (69,784)          (70,099)
                          ---------      ---------         ---------
       TOTAL FEDERAL      1,889,601      1,793,360         1,401,858
STATE                     ---------      ---------         ---------
     Current                454,643         58,643           292,615
     Deferred               (64,000)       321,000               445
                          ---------      ---------         ---------
       TOTAL STATE          390,643        379,643           293,060
                          ---------      ---------         ---------
TOTAL INCOME TAXES       $2,280,244     $2,173,003        $1,694,918
                          =========      =========         =========

      A reconciliation of federal income taxes calculated at the statutory rate with income tax expense shown in the financial statements for each of the three years ended August 31, is as follows:

                                     1997         1996        1995

Federal statutory rate               34.0%        34.0%       34.0%
                                     ====         ====        ====
Federal income tax
  expense at statutory rates      $2,117,753    $2,048,628  $1,663,963

Increase (decrease) in taxes
   resulting from:
     Amortization of investment
      tax credit                     (69,764)      (69,784)    (70,099)

     State taxes, net of
      federal  benefit               257,824       250,564     199,980
     Other                           (25,569)      (56,405)    (98,926)
                                   ---------     ---------   ---------

TOTAL INCOME TAX EXPENSE          $2,280,244    $2,173,003  $1,694,918
                                   =========     =========   =========
EFFECTIVE INCOME TAX RATE               36.6%         36.1%       34.6%
                                        ====          ====        ====

     The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of  events that have been included in the financial statements or
tax   returns.   Under  this  method,  deferred  tax  assets  and
liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. A regulatory asset of $415,000 was established for the deferred taxes not previously recovered as a result of the flow through to customers for temporary differences
in  prior  years.   This  balance is  being  recovered  over  the
estimated lives of the property. A regulatory liability of $708,000 was established for the tax benefit of unamortized investment tax credits, which SFAS No. 109 requires to be treated as a temporary difference. This benefit is being passed on to
customers  over  the  lives  of  property  giving  rise  to   the
investment credits. Significant items making up deferred tax assets and deferred tax liabilities at August 31, 1997 and 1996 are as follows:

                                                   1997           1996
Liabilities
  Utility Plant-primarily depreciation         $11,399,390    $10,779,608
  Other                                            476,162        602,814
                                               -----------    -----------
        TOTAL LIABILITIES                       11,875,552     11,382,422
                                               -----------    -----------
Assets
  Investment tax credits                           708,053        751,340
  Deferred directors fees                          423,624        379,646
  Unbilled revenue                                 317,513        208,870
  Reserve for uncollectible receivables            295,688        249,954
  Supplier refund                                  600,144              -
  Capitalized cost - inventory                     443,739              -
  Other                                            245,817        169,593
                                                ----------     ----------
        TOTAL ASSETS                             3,034,578      1,759,403
                                                ----------     ----------
ACCUMULATED DEFERRED INCOME TAXES, NET         $ 8,840,974    $ 9,623,019
                                                ==========     ==========

   The net year-end deferred income tax liabilities above are net of
current   deferred   tax   assets  of   $100,105   and   $328,066
respectively, which are included in prepaid income taxes in the accompanying Consolidated Balance Sheets.


H. Leases

    The Company is obligated under various lease agreements for certain facilities and equipment used in operations. Total expenditures under operating leases were $298,789 in 1997, $315,152 in 1996 and $289,721 in 1995. A summary of property classified as capital leases as of August 31, 1997 and 1996 is as follows:

                                               1997           1996

         Buildings                          $1,123,796     $1,123,797

         Less: Accumulated depreciation        518,974        469,406
                                            ----------     ----------
                                            $  604,822     $  654,391
                                            ==========     ==========

   In accordance with the rate treatment allowed by the MDPU, the depreciation expense of $49,568, $45,600, and $41,948, along with interest of $52,931, $56,850 and $60,502 related to the capital lease, is included in other operating expenses for the years ended August 31, 1997, 1996 and 1995, respectively.

    The  Company also has various operating lease agreements  for
equipment,  vehicles  and office space.   The  remaining  minimum
annual rental commitment for these and all other non-cancelable leases is as follows:

                                 Capital Leases       Operating Leases

   1998                              $102,500              $266,750
   1999                               102,500               101,500
   2000                               102,500                68,250
   2001                               102,500                16,750
   2002                               102,500                   855
   Thereafter                         324,406                     -
                                     --------              --------
   Total minimum lease payments       836,906              $454,105
                                                           ========
   Less: Amount representing
           interest                   232,084
                                     --------
                                     $604,822
                                     ========
I. Employee Benefits

   Pension Plans

    The Company has two pension plans covering substantially  all
employees.   The actuarial method for determining annual  pension
cost is the Projected Unit Credit method.

Net pension cost for 1997, 1996 and 1995 consist of the following components:


                                        1997        1996        1995


   Service cost - benefits
      earned during the year        $  286,362  $  268,542   $  231,741
   Interest cost on projected
       benefit obligations             752,921     722,354      668,107
   Actual return on plan assets     (1,741,366) (1,125,838)    (887,022)
   Net amortization and deferral     1,134,587     609,010      412,504
                                    ----------  ----------    ---------
      NET PENSION COST              $  432,504  $  474,068    $ 425,330
                                    ==========  ==========    =========


   The expected long-term rate of return on assets was 8.5 percent in 1997, 1996 and 1995. The discount rate used in determining the actuarial present value of the projected obligation was 7.5 percent in 1997 and 8.0 percent in 1996 and 1995. The expected rate of pay increase was 5.0 percent in 1997 and 6.0 percent in 1996 and 1995.


   The following table sets forth the funding status of the pension plans and amounts recognized in the Company's balance sheet based on measurement dates of August 31, 1997 and 1996:

                                                   1997      1996

Actuarial present value of benefit
obligations (in thousands):
Vested benefit obligation                        $ 9,257   $ 8,198
                                                 =======   =======

Accumulated benefit obligation                   $ 9,817   $ 8,734
                                                 =======   =======
Projected benefit obligation
for service rendered to date                     $10,689   $ 9,708
Plan assets, primarily listed stocks,
corporate bonds and U.S. bonds,
at fair value                                     10,212     9,083
                                                 -------   -------
Projected benefit obligation in excess
of plan assets                                      (477)     (625)
Unrecognized net gain                             (1,586)     (776)
Unrecognized prior service cost                    1,635     1,399
Adjustment required to recognize
  additional minimum liability                       (44)        -
Unrecognized net obligation at transition             (7)        -
                                                 -------   -------
Accrued pension liability                        $  (479)  $    (2)
                                                 =======   =======
Assets in the pension plan are currently held in mutual funds.

   Employee Stock Ownership Plan

    On September 1, 1986, the Company created an Employee Stock Ownership Plan and Trust ("ESOP"). The Company contributes annually to a trust an amount equal to principal plus interest and any other fees net of interest income earned by the trust and dividends on unallocated shares. The Trust was created primarily to acquire shares of the Company's common stock for the exclusive benefit of the participants (substantially all nonbargaining employees). During fiscal 1987, the Trust borrowed $1,500,000 and acquired 82,800 shares, as adjusted for a two-for-one stock split effective April 1, 1987, of the Company's previously unissued common stock. The loan is guaranteed by the Company and the final payment of $75,000 was due in October, 1996. The ESOP was recorded as a liability and the offsetting debit was accounted for as a reduction of common stock equity in the accompanying consolidated balance sheets. Interest was payable monthly at a floating rate which was 80 percent of the current prime rate. The charge to income, which equals the Company's contribution, for 1997 was $174,006 which includes 8,000 additional shares to be issued in early 1998, for 1996 was $223,477, and for 1995 was $141,359. Interest on ESOP debt was $839 for 1997, $8,055 for 1996 and $17,365 for 1995. Dividends
on unallocated ESOP shares used to pay debt service for all periods presented was $5,699 for 1997, $12,738 for 1996 and $27,193 for 1995.

   Savings Plan

    The Company has a thrift savings plan in which the Company matches one-half of employee contributions with the match capped at three percent. The Company contributed approximately $169,000 to the Plan in 1997, $132,000 to the Plan in 1996, and $119,000
to the plan in 1995.

   Postretirement Benefits Other Than Pension

    The Company follows the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). This standard requires the accrual of the expected cost of such benefits during the employee's years of service and the recognition of an actuarially determined postretirement benefit obligation earned by existing retirees. The assumptions and calculations involved in determining the accrual and the accumulated postretirement benefit obligation closely parallel pension accounting requirements. Prior to 1994, the cost of postretirement benefits was recognized on a pay as you go basis. The cumulative effect of the implementation of SFAS No. 106 as of September 1, 1994 is being amortized over 20 years. The Company is currently recovering the full SFAS No. 106 cost in rates.

   The net periodic postretirement benefit cost for the year ended August 31, 1997, 1996 and 1995 is as follows:
                                         1997      1996      1995

   Service cost                        $103,140  $104,469  $ 84,550
   Interest cost                        345,298   316,398   284,861
    (Return) loss on plan assets        (35,551)  (22,610)   13,066
   Net amortization and deferral        177,071   189,435   157,634
                                       --------  --------  --------
    TOTAL POSTRETIREMENT BENEFIT COST  $589,958  $587,692  $540,111
                                       ========  ========  ========

   The funded status of the Company's postretirement benefit plan using a measurement date of July 1, 1997, 1996 and 1995 is as follows:

                                          1997          1996         1995

Accumulated postretirement benefit
   obligation:
      Retirees                        $(3,213,120)  $(2,834,211) $(2,972,713)
      Fully eligible active Plan
       participants                      (162,946)     (108,839)    (118,200)
      Other active Plan participants   (1,481,702)   (1,274,960)  (1,264,135)
                                      ------------  ------------ ------------
                                       (4,857,768)   (4,218,010)  (4,355,048)
      Plan assets at fair value         1,386,073       886,580      557,939
Accumulated postretirement obligation ------------  ------------ ------------
    greater than Plan assets           (3,471,695)   (3,331,430)  (3,797,109)
Unrecognized transition obligation      3,261,880     3,465,748    3,669,616
Unrecognized (gain) loss                    8,588      (310,951)      (3,021)
                                      ------------  ------------  -----------
        ACCRUED POSTRETIREMENT
           BENEFIT COST               $  (201,227)  $  (176,633)  $ (130,514)
                                      ============  ============  ===========
    The  weighted  average discount rate used in determining  the accumulated postretirement benefit obligation was 7.5 percent  in
1997,  1996 and 1995.  The annual increase in the cost of covered health  care  benefits for 1997 was 8.75 percent and 7.0  percent for  participants under age 65 and over age 65, respectively, and
for   1996  and  1995  was  9.5  percent  and  7.5  percent   for
participants under 65 and over 65, respectively. This increase gradually decreases to 5 percent in the year 2007 and thereafter.
A 1.0 percent increase in the assumed health care cost trend rate would have increased the cost computed under SFAS 106 by $37,931 and increased the accumulated postretirement benefit by $443,713 as of August 31, 1997.

   The Company has established two Voluntary Employee Beneficiary Associations ("VEBA") trusts pursuant to section 501(c)9 of the Internal Revenue Code to fund these benefits. The Company also created a subaccount to its pension plan pursuant to section 401(h) of the Internal Revenue Code to satisfy a portion of its postretirement benefit obligation. The Company made contributions to the trusts and the subaccount during 1997 and 1996 totaling $560,241 and $541,483, respectively. Assets in the VEBA trusts are held in cash reserve accounts. Assets in the subaccount to the pension plan are currently held in listed stocks, corporate bonds and government bonds.

   Stock Option Plans

   In 1995 the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the Plans) under which options may be granted to officers and key employees. Options for an aggregate of 100,000 shares may be granted under the Plans with not more than 25,000 shares granted during any one year to any individual. During 1995, the Company granted a total of 20,000 shares under the Incentive Stock Option Plan and 4,000 shares under the Non-Qualified Stock Option Plan at a price of $24.25 with exercise dates beginning February 9, 1996 and ending February 9, 2000. No options were granted, exercised or expired during either 1996 or 1997. At August 31, 1997, options covering 24,000 shares were outstanding and 9,600 were exercisable under
the  Plans.   In  addition, 76,000 shares  under  the  Plans  are
available for future grants.

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which sets forth a fair market value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock option plans. Had compensation cost for awards in fiscal
1995, 1996 and 1997 under the Company's Incentive Stock Option Plan and Non-Qualified Stock Option Plan been determined based on the fair market value at the grant dates consistent with the method set forth under SFAS No. 123, the effect would have been as follows:

                                  1997           1996           1995

   Net income:
     As reported              $3,966,519      $3,835,500     $3,179,778
     Pro forma                $3,958,518      $3,821,855     $3,166,977
   Earnings per share:
     As reported              $     2.38      $     2.36     $     2.00
     Pro forma                $     2.37      $     2.35     $     1.99

   The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The weighted
average  grant date fair value of options granted was $1.88.   In
computing  the above pro forma amounts the Company has assumed  a risk-free interest rate of 6.2 percent, an expected life of 4 years, an expected volatility of 11.5 percent and an expected dividend yield of 6.2 percent.

J. Commitments and Contingencies

   Construction Expenditures

   The Company's construction expenditures in connection with its
continuing  construction  program  are  presently  estimated   at
$7,000,000  for  1998,  $8,000,000 for  1999,  and  approximately
$7,000,000 in each of the following three years.

   Gas Supply, Transportation and Storage

   The Company has various long-term gas supply, transportation and
storage  contracts  with minimum cost provisions.   Under  these
contracts, the Company is obligated to make specified minimum payments. Based on current rates and/or agreements, the minimum annual payments under these contracts are as follows:

                                                 1997 to 2000

Pipeline Transportation Demand                    $ 3,859,635

Underground Storage Demand                            458,945

Underground Storage Transportation                    707,937

Pipeline Gas Inventory Charge                       2,847,048

Gas Supply Realignment Charges                        401,464
                                                   ----------
                                                  $ 8,275,029
                                                   ----------
   FERC Order 636 allows the pipeline companies to recover transi tion costs created as they buy out of long-term, fixed price contracts. Tennessee Gas Pipeline Company began direct billing these costs to the Company on September 1, 1993 as a component of the demand charges. At August 31, 1997, the transition costs are estimated at $401,000 and will be billed in fiscal 1998 subject to modification and/or refund based on final FERC
approval   of   pipeline  transition  costs  to  be   recovered.
Negotiations are continuing with the pipeline of several other issues. As a result, the Company is unable to predict its final obligation at this time; however, based on these and subsequent settlement activities, the Company will adjust its regulatory assets and liability accounts accordingly. The MDPU has allowed recovery of these transition costs through the cost-of-gas adjustment clause.

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

    The Company or its predecessors previously operated four manufactured gas plants and one storage facility (collectively, "MGPs") at sites in Massachusetts. It is possible that in the manufacturing process some or all of the MGPs may have discharged certain substances on the sites which may now be deemed to be hazardous. The Company has not ascertained the extent of any hazardous substance contamination on these sites from the MGP operations. The Environmental Protection Agency ("EPA") and MDEP have recently begun to focus on the potential environmental hazards of MGPs. To the Company's knowledge, neither the EPA nor the MDEP have issued any orders to clean up any of the Company's MGP sites. In 1995 an investigation which reported the presence of certain compounds was conducted at one of the Company's MGP sites. As a result, a second, more intensive investigation was conducted in fiscal 1997 to determine the level of contamination and to assess whether any remediation was required. The Company had also been informed that certain materials had been discovered on properties adjacent to a second site currently owned by the
Company. These adjacent properties have been classified by the MDEP as a location to be investigated. Based on preliminary investigation, the Company currently believes that it may not be liable for cleanup costs associated at the adjacent properties unless such liability is based on down-gradient status; however, the Company may be liable for cleanup costs associated with the parcel presently owned by the Company. The Company does not currently possess sufficient information to determine the probability or the cost of the potential remediation, however, the MDPU provides for the recovery through the CGA of all environmental response costs associated with this and any other MGP sites over seven-year amortization periods without a return on the unamortized balance. The 1990 MDPU agreement also provides for no further investigation on the prudency of any Massachusetts gas utility's past MGP operations.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To:  The Board of Directors of Essex County Gas Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of Essex County Gas Company (a Massachusetts corporation) as of August 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended August 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex County Gas Company as of August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Boston, Massachusetts
October 24, 1997

Item 8:  Financial Statements and Supplementary Data

        (b) Selected Quarterly Financial Data







                                 YEAR ENDED AUGUST 31, 1997


                                    Three  Months  Ended
                                      ________________

                   November 30, February 28, May 31,   August 31,
                       1996        1997       1997       1997       Total

Operating revenues  $8,142,501 $23,220,840 $16,659,598 $5,511,795 $53,534,734
Operating income       471,157   3,814,227   1,971,507    464,672   6,721,563
Income (loss)
  applicable to
   common shares      (260,669)  3,131,438   1,256,125   (160,375)  3,966,519
Earnings (loss) per
   common share            (.16)       1.89         .75       (.10)      2.38
Dividends declared per
   common share             .40         .41         .41        .41       1.63
Stock price range:
         High             27.00       25.75       26.00      27.00
         Low              24.00       24.25       24.25      25.25







                               YEAR ENDED AUGUST 31, 1996


                                   Three  Months  Ended


                   November 30, February 29,  May 31,   August 31,
                       1995        1996        1996       1996       Total

Operating revenues $ 6,962,014 $22,632,458 $15,546,131 $ 4,788,786 $49,929,389
Operating income       536,242   3,701,969   1,733,463     697,316   6,668,990
Income (loss)
   applicable to
   common shares      (208,087)  2,973,836   1,054,867      14,884   3,835,500
Earnings (loss) per
   common share           (.13)       1.83         .65         .01        2.36
Dividends declared
   per common share        .39         .40         .40         .40        1.59
Stock price range:
         High            25.50       27.38       26.25       25.75
         Low             24.25       25.00       23.50       23.00

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                            PART III

Item 10:  Directors and Executive Officers of the Registrant

     The information required by Item 401 and 405 of Regulation S-K is herein incorporated by reference to Registrant's Proxy Statement dated December 1, 1997, for the Annual Meeting of Stockholders to be held on January 20, 1998, under the caption "Nominees for Director"; "Board of Directors and Committees"; and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11:  Executive Compensation

     The information required by Item 402 of Regulation S-K is herein incorporated by reference to Registrant's Proxy Statement dated December 1, 1997, for the Annual Meeting of Stockholders to be held on January 20, 1998, under the caption "Directors' Compensation"; "Executive Compensation"; "Employee Plans and Agreements - Pension Plan Table"; and "Compensation Committee Report on Executive Compensation".

Item 12:  Security Ownership of Certain Beneficial Owners and
Management

     The information required by Item 403 of Regulation S-K is herein incorporated by reference to Registrant's Proxy Statement dated December 1, 1997, for the Annual Meeting of Stockholders to be held on January 20, 1998, under the caption "Securites
Ownership of Certain Beneficial Owners and Management".

Item 13:  Certain Relationships and Related Transactions

     The information required by Item 404 of Regulation S-K is herein incorporated by reference to Registrant's Proxy Statement dated December 1, 1997, for the Annual Meeting of Stockholders to be held on January 20, 1998, under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."


                             PART IV

ITEM 14:   Exhibits, Financial Statement Schedules and Reports on
Form 8-K

A)   Documents filed as part of this report:

      1.    The Financial Statements of the Company, on pages  23
            through 38, and the Report of Arthur Andersen LLP on  page
            39 therein.

     2.   Financial Statement Schedules.

            The   following  supplementary  financial   statement
schedules required by Rule 5-04 of Regulation S-X, and report thereon, are filed as part of this Form 10-K on the page indicated below:

Schedule                                                  Page  No. in
Number    Description                                      this Report

II        Consolidated Valuation and Qualifying Accounts
            for the three years ended August 31, 1997            42
          Report ofIndependent Public Accountants                39

Schedules other than the one listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits required by Item 601 of Regulation S-K.

          See Exhibit Index on pages 44 through 47.


B)   Reports on Form 8-K.

     No reports on Form 8-K have been filed during the quarter ended August 31, 1997.

C)   Exhibits required by Item 601 of Regulation S-K.

     See Exhibit Index on pages 44 through 47.

D)   Financial Statement Schedules.

     CONSOLIDATION VALUATION AND QUALIFYING ACCOUNTS
                    (In thousands)


     Reserves which are deducted in the balance sheets from assets to that they supply


                                     Charged   Charged
                        Balance at     to        to                 Balance
Year ended              beginning   costs and   other               at end of
August 31  Description  of period   expenses accounts(1) Deductions  period
  1997    Allowance for
        doubtful accounts  $653       $614       $167       $662      $772
  1996    Allowance for
        doubtful accounts  $595       $613       $164       $719      $653
  1995    Allowance for
        doubtful accounts  $804       $422       $230       $861      $595
     __________________________________________
     (1)Represents recoveries on accounts previously written off

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ESSEX COUNTY GAS COMPANY
                            (Registrant)

Date:   November 25, 1997               by   /s/ James H. Hastings
                                       Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                         Date


/s/ Charles E. Billups         Chairman of the Board


/s/ Philip H. Reardon         President and
                              Chief Executive Officer


/s/ James H. Hastings         Vice President and Treasurer
                               (Principal Financial and
                                   Accounting Officer)

/s/ Benjamin C. Bixby         Director


/s/ Daniel A. Burkhardt       Director


/ / Edward J. Curtis          Director


/s/ Dorothy J. Dotson         Director


/s/ Richard P. Hamel          Director


/s/ Robert S. Jackson         Director


/s/ Eric  H. Jostrom          Director

/ / Robert L. Meade           Director


/s/ Kenneth L. Paul           Director


/s/ Richard L. Wellman        Director

                          Exhibit Index

The exhibits listed below are filed herewith or are incorporated by reference to other filings.


Exhibit
Number         Description

3.1      Restated Articles of Organization of Essex County
         Gas Company.10

3.2      Bylaws of Essex County Gas Company.11

4.1 Indenture dated as of June 1, 1986 between the Company and Centerre Trust Company of St. Louis, Trustee.2

4.2 Eleventh Supplemental Indenture dated as of September 15, 1988, providing for a 10 1/4 percent Series due 2003.1

4.3      Twelfth Supplemental Indenture dated as of December 1,
         1990, providing  for a 10.10 percent  series  due 2020.4

4.4      Revolving Credit Agreement dated November 14, 1995 between
         Essex County Gas Company and the First National Bank of Boston.12

4.5      Fifteenth Supplemental Indenture dated as of December 1,
         1996 providing for a 7.28 percent Series due 2017.13

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

Exhibit
Number         Description

10.7 Phase 2 Gas Sales Agreement between Boundary Gas and Essex County Gas Company dated September 14, 1987.3

10.8      Amendment to the Agreement for the Sale of Gas between Bay
          State Gas Company and Essex County Gas Company dated May 6, 1988.3

10.9 Agreement for the Liquefaction of Gas between Bay State Gas Company and Essex County Gas Company dated March 14, 1988.3

10.10 Bond Purchase Agreement dated December 1, 1990, between Allstate Life Insurance Company of New
          York, and Essex County Gas Company.4

10.11     Iroquois Gas Transmission System, L.P. Gas
          Transportation Contract for Firm Reserved Service dated February 7, 1991.3

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

10.14     Natural Gas Clearinghouse Gas Sales Agreement dated
          June 8, 1992.5

10.15     Tennessee Gas Pipeline Transportation Contract dated
          February 7, 1991.6

10.16     Tennessee Gas Pipeline Company Gas Storage Contract
          (SS-NE) TGP002099STO dated November 10, 1991.6

10.17     Tennessee  Gas Pipeline Company  Storage  Service
          Transportation Contract TF-4175 dated October 28, 1991.6

10.18     Form of employment agreement between the Company and
          each of the following officers:   Wayne  I. Brooks,
          Vice President; John W. Purdy, Jr., Vice President; James H. Hastings, Vice President and Treasurer; Allen R. Neale,
          Vice President; and Cathy E. Brown, Clerk. These contracts are identical to those submitted with the Annual Report for each with the exception of compensation amounts.2*

10.19 Employment Agreement between the Company and Philip H. Reardon, President, dated November 19, 1992.7*

10.20 Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under FT-A Rate Schedule) dated September 1, 1993.8

Exhibit
Number         Description

10.21 Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under FT-A Rate Schedule) dated August 25, 1993.8

10.22 Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use
               under Transportation Service   "CGT-NE"   Rate
               Schedule) dated September 1, 1993.8

10.23 Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under FT-A Rate Schedule) dated September 1, 1993.8

10.24 Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under Rate Schedule FS) dated September 1, 1993.8

10.25 Amendment to Employment Agreement between the Company and Philip H. Reardon, President, dated March 3, 1994.*

10.26 Amendment to Employment Agreement between the Company and John W. Purdy, Jr., Vice President, dated March 3, 1994.*

10.27 Amendment to Employment Agreement between the Company and Wayne I. Brooks, Vice President, dated March 3, 1994.*

10.28 Amendment to Employment Agreement between the Company and Allen R. Neale, Vice President, dated March 3, 1994.*

10.29 Amendment to Employment Agreement between the Company and James H. Hastings, Vice President and Treasurer, dated March 3, 1994.*

10.30 Amendment to Employment Agreement between the Company and Cathy E. Brown, Corporate Clerk, dated March 3, 1994.*

10.31 Essex County Gas Company Supplemental Retirement Plan for Philip H. Reardon effective January 1, 1994.*

10.32          Employment Agreement between the Company and William
               T. Beaton, Vice President, dated June 7, 1995.*

27             Financial Data Schedule.

   B)          Reports on Form 8-K.

               No reports on Form 8-K have been filed during the quarter ended August 31, 1997.


*Denotes Management Contract.

1Previously  filed  as  an  exhibit to Registrant's  Registration
 Statement on Form S-7, filed October 23, 1981, File No. 2-74531 and is incorporated herein by this reference.

2Previously  filed  as  an  exhibit to Registrant's  Registration
 Statement  on Form S-2,    filed June 19, 1986, File No.  33-6597
 and is incorporated herein by this reference.

3Previously filed as an exhibit to Registrant's 10-Q filed for the
 quarter ended   February 29, 1996, and is incorporated herein  by
 this reference.

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

9Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended May 31, 1996 and is incorporated herein by this reference.

10Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended February 28, 1995 and is incorporated herein by this reference.

11Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended May 31, 1997 and is incorporated herein by this reference.

12Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended November 30, 1996 and is incorporated herein by this reference.

13Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended February 28, 1997 and is incorporated herein by this reference.