Form 10-K/A
period 1997-08-31
ESSEX COUNTY GAS COMPANY
filed 1997-12-31
CIK 46189

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                   ________________________
                 Form 10-K/A (Amendment No.1)

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

Registrant hereby amends and restates page 2 and Items 10, 11, 12, and 13 of its 1997 Annual Report Form 10-K for the fiscal year ended August 31, 1997, as follows:

DOCUMENTS INCORPORATED BY REFERENCE:   Part IV hereof
incorporates by reference certain of the Exhibits to the following documents: Registration Statement No. 2-74531 on Form S-7, filed October 23, 1981, Registration Statement No. 33-6597 on Form S-2 filed on June 19, 1986, Registration Statement No. 33-69736 on Form S-3, filed on September 30, 1993, Registrant's Annual Report on Form 10-K for fiscal 1992, Registrant's Annual Report on Form 10-K for fiscal 1993, Registrant's Quarterly Report on Form 10-Q for the Quarter ended February 28, 1991, Registrant's Quarterly Report on Form 10-Q for the Quarter ended May 31, 1992, Registrant's Quarterly Report on Form 10-Q for the Quarter ended February 28, 1995, Registrant's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1995, Registrant's Quarterly Report on Form 10-Q for the Quarter ended February 29, 1996, Registrant's Quarterly Report on Form 10-Q for the Quarter ended May 31, 1996, Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 and Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

                                  PART III



Item 10:   Directors and Executive Officers of the Registrant



                     ELECTION OF DIRECTORS

Information About Nominees

     In accordance with the Company's By-Laws, a Board of not less than three or more than fifteen directors is to be elected at the Annual Meeting of Stockholders to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The Board has fixed the number of directors at twelve. All of the following persons are currently Directors of the Company. Unless otherwise noted, each of the Directors has been with the organizations listed in the following table in the capacity or capacities so listed for more than five years.



                      NOMINEES FOR DIRECTOR


  Nominee and Principal                                    Served as
  Occupation for the last                                  Director
        Five Years                               Age         Since


CHARLES E. BILLUPS ...........                    68          1971
Chairman of the Board of the
  Company since January 1985;
  Interim President of the Company,
  May 1992 to December 1992;
  President and CEO of the Company,
  1973 to 1989.

BENJAMIN C. BIXBY ............                    62          1979
Chairman of the Board, Bixby
  International Corporation (a
  processor of high performance
  plastics.)  Director, BankBoston, N.A,
  Northeast Regional Board; Director,
  Bay State Insurance Company;
  Director, Merrimack Mutual
  Insurance Company; Director,
  Cambridge Mutual Fire Insurance
  Company.

  Nominee and Principal                                    Served as
  Occupation for the last                                   Director
        Five Years                               Age         Since


DANIEL A. BURKHARDT ..........                    50          1985
General Partner, The Jones Financial Companies,
  L.P., LLP (a brokerage investment banking and other financial services company);
  Director, St. Joseph Light & Power Co.;
  Director, Galaxy Cablevision Management, Inc.;
  Director, Mid-America Realty Trust; Director,
  Southeastern Michigan Gas Enterprises, Inc.;
  President, Treasurer and Director,
  CIP Management, Inc.; General Partner,
  CIP Management L.P., LLLP.

EDWARD J. CURTIS .............                     55        1993
President, E.J. Curtis Associates,
  Inc. (professional management
  consulting services); Director,
  Southeastern Michigan Gas
  Enterprises, Inc.

DOROTHY J. DOTSON ............                     53       1985
Senior Vice President, Managing Director,
  NatWest Markets since December 1993 (an
  investment banking company);
  S.G. Warburg & Co., Inc., 1990 to 1993.

RICHARD P. HAMEL .............                     54       1991
Attorney at Law and Owner of the
  law firm of Hamel, Deshaies
  & Gagliardi; Director, First &
  Ocean National Bank.

ROBERT S. JACKSON ............                     64       1985
Principal, Phase II Consulting (utility
  consulting) since June 1, 1993;
  Senior Vice President, Stone and
  Webster Management Consultants, Inc.
  from 1974 to 1993.

ERIC H. JOSTROM ..............                     55      1981
President and Chief Investment
  Officer, Constitution Management Company
  Inc.; (registered investment advisor),
  1992 to 1996; Director, Indosuez
  International Investment Services, S.A.,
  Paris; Director, Indosuez Asia Advisors Ltd.
  Hong Kong; President and Managing Director,
  Standard Chartered Equitor, N.A.; Former
  President and Managing Director, Standard
  Chartered North American Asset Management Co.,
  Inc.; President, Indosuez Asia Strategic
  Growth Fund, Inc.; Deputy Managing Director,
  Standard Chartered Equitor Global Asset
  Management Co., LTD, London; Chartered North
  American Asset Management Co., Inc.; Deputy

   Nominee and Principal                                    Served as
  Occupation for the last                                    Director
        Five Years                               Age          Since


  Managing Director, Standard Chartered Equitor
  Global Asset Management Co., LTD, London.

ROBERT L. MEADE ..............                     67          1983
Attorney at Law and private investor.

KENNETH L. PAUL ..............                     56          1977
Vice President, Sales and Marketing,
  Process Engineering, Division of
  Process Engineering Systems Inter-
  national since 1994; President
  and CEO, Process Engineering, Inc.,
  from 1990 to 1994; Director, Family Bank.

PHILIP H. REARDON ............                     61          1992
President and Chief Executive Officer of the
  Company since 1992; President and Chief
  Executive Officer, New Jersey Natural Gas
  Company, 1987 to 1992; Director, Middlesex
  Water Company since 1991; Director, First &
  Ocean National Bank since 1995.

RICHARD L. WELLMAN                                 44         1994
Consultant, Client Services Manager,
  Katahdin Analytical Laboratories, Inc.,
  1995 to 1996; Laboratory Operations Manager,
  Pace   New England, Inc., 1988 to 1995;
  Director, Acadia Management, Inc.




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







         SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons the Company believes that during the fiscal year ended August 31, 1997, all filing requirements applicable to the officers, directors, and greater than ten-percent beneficial owners were complied with. Philip H. Reardon received a grant of options from the Company in February 1995 and filed a late report on Form 4. The delay in filing the report was inadvertent.

Item 11:    Executive Compensation


                     DIRECTORS' COMPENSATION

     Each Director, other than Mr. Billups, is paid a fee of $500 for each meeting of the Board of Directors attended and $400 for each meeting of Committees of the Board attended. Reasonable travel expenses are reimbursed. In addition, each Director, other than Mr. Billups and those Directors who receive salaries from the Company, is paid a quarterly retainer of $1,250 for all other services rendered to the Company.
Also, each member of the Executive Committee is paid a quarterly retainer of $1,250 except Mr. Billups and those members who receive salaries from the Company. Finally, Mr. Billups is paid a quarterly retainer of $5,000 in lieu of the foregoing Directors' fees.

     The Company maintains a plan that allows the members of the Board of Directors to defer receipt of all or any part of their fees as a Director or as a member of any and all Committees of the Board. Under the Deferral Plan, a participating Director may elect that deferred amounts be credited to either a cash fee account or to a stock fee account. A Director may also elect that any amounts previously credited to a cash fee account be transferred to a stock fee account, but amounts credited to a stock fee account cannot be transferred to a cash fee account. Amounts credited to the stock fee account are credited with the number of shares of Common Stock that can be purchased at fair market value on the date such amount is credited to the account. Fees deferred and related earnings are payable when a Director ceases to be a Director, following a Director's retirement from his primary occupation, or on a fixed date five or more years after the election to defer fees. The plan also provides an election to receive deferred fees and accrued interest in one sum or in annual installments, not to exceed ten years. In the event of death of a Director, payments are made to the beneficiary designated by the Director. As of August 31, 1997, the total number of shares of Common Stock credited to the Directors' stock fee accounts was 51,253. Until such time as the shares are issued by the Company and delivered to a Director, such director has none of the rights of stockholders generally, including the right to vote or dispose of the shares represented by the amounts credited to the stock fee accounts.

     The Company also has a non-qualified retirement plan for any member of the Board who is not a common law employee of the Company. The Plan provides for an annual benefit equal to the annual retainer in effect on the date of retirement and has a vesting schedule which provides for no vesting for less than five years of service, 50 percent vesting with five years of service increasing by 10 percent each year until 100 percent vested after 10 years of qualifying service.



                COMPENSATION OF EXECUTIVE OFFICERS

Cash Compensation

     The following table shows compensation paid by the Company and its subsidiaries to the Company's President and Chief Executive Officer and the other Executive Officers of the Company whose total annual salary and bonus for fiscal 1997 exceeded $100,000.






                  Summary Compensation Table



                __Annual Compensation__|__Long Term Compensation__ |

Name and                        Other  |Restr-     Securities      |  (3)
Principal                       Annual  icted(2)   Underlying       All Other
Position           (1)   Bonus  Compen- Stock       Options/        Compen-
            Year  Salary        sation  Awards       SARS(#)        sation
                   ($)    ($)    ($)     ($)                          ($)


Philip H.
Reardon    1997  185,233 15,000        |                      -    | 15,618
President  1996  176,278      -        |                      -    | 17,712
& Chief
Executive  1995  175,462      -        |                 24,000    | 25,100
Officer                                |                           |
                                       |                           |
John W.
Purdy, Jr. 1997  109,341  6,000        |                      -    | 11,244
Vice
President  1996  110,492      -        |                      -    | 12,716
Marketing
and        1995  107,683      -        |                      -    | 18,132
Public
Affairs                                |                           |
                                       |                           |
James H.
Hastings   1997  100,973 10,000        |                      -    | 10,015
Vice
President
and        1996   95,300      -        |                      -    | 10,864
Treasurer  1995   90,000      -        |                      -    | 14,828
                                       |                           |

(1) Compensation for Mr. Reardon includes $3,802, $3,078 and
    $2,262 and in deferred directors fees for fiscal 1997, 1996 and 1995, respectively.

(2) The named executive officers have no restricted stock holdings.

(3) The amounts in this column represent the contributions by the Company on behalf of the above-named individuals to the Company's Employee Stock Ownership Plan (the "ESOP") which is a qualified defined contribution plan and the Company's contribution to its Employee Thrift Savings Plan (the "Thrift Plan") which is a defined contribution plan that incorporates salary deferral provisions pursuant to
    Section 401(k) of the Internal Revenue Code for all employees who have elected to participate on that basis. During the fiscal year ended August 31, 1997, the Company contributions under the ESOP and Thrift Plan for Mr. Reardon were $10,020 and $5,598, respectively, contributions under the ESOP and Thrift Plan for Mr. Purdy were $7,692 and $3,552, respectively, and contributions under the ESOP and Thrift Plan for Mr. Hastings were $6,759 and $3,256, respectively.


                   Fiscal Year-End Option/SAR Values

                        Number of Securities         Value of Unexercised
                       Underlying Unexercised      In-the-Money Options/SARs
                      Options/SARs at FY-End (#)       at FY-End($)(1)
    Name              Exercisable  Unexercisable   Exercisable  Unexercisable

    Philip H. Reardon    9,600        14,400         16,800         25,200

    ____________
    (1) The values represent the difference between the exercise price of the options and the market price of the Company's common stock at fiscal year-end.







Employee Plans and Agreements

     The Company maintains a non-contributory defined benefit pension plan (the "Plan"), for non-union employees to provide retirement benefits based on a final full five-year average compensation formula. Non-union employees are eligible for the Plan at age 21, with one year of service, with benefits based on a maximum of 25 years of service until age 65.

    The following table shows the 1997 annual pension benefits payable to employees upon retirement at age 65 in various
levels of final five-year average compensation and
years-of-service classification, assuming the   election of a
retirement allowance payable as a life annuity:

                       Pension Plan Table

                              Years of Service
    Final 5-Year
      Covered                                                  25 or
    Compensation      10             15             20         more

      $100,000     $21,270         $31,906        $42,541     $53,176
       120,000      25,670          38,506         51,341      64,176
       140,000      30,070          45,106         60,141      75,176
       160,000      34,470          51,706         68,941      86,176
       180,000      38,870          58,306         77,741      97,176





     Compensation under the Plan for the executive officers named in the Summary Compensation Table consists of regular compensation, excluding bonuses and special pay, and is the same as the Annual Compensation shown in the Summary Compensation Table. The estimated credited years of service at normal retirement under the Plan for the individuals named in the Summary Compensation Table is: Philip H. Reardon, 10, John
W. Purdy, Jr., 15, and James H. Hastings, 29. The benefits listed in the Pension Plan Table are not subject to any deduction for Social Security or other offset amounts.

     In addition, the Company has a Supplemental Executive Retirement Plan ("SERP") for executives of the Company who are
selected by the Board of Directors to participate.   The SERP
provides retirement and disability benefits as well as a death benefit. Mr. Reardon has been selected and is participating in the SERP. Benefits under the SERP are determined according to the following Benefit Formula: 60% of highest 5 consecutive full calendar years average compensation reduced by the employee's qualified plan benefits from Essex County Gas Company and New Jersey Natural Gas Company.

     The Company has entered into contingent employment agreements with Philip H. Reardon, John W. Purdy, Jr., and James H. Hastings. These agreements become effective only upon a change of control (as defined in the agreements). These agreements call for the executive to receive an annual salary at the rate which is not less than the current rate of annual salary with the opportunity for increases from time to time thereafter which are in accordance with the Company's regular practices. In addition, the executive is also entitled to current benefits, including insurance and participation in qualified plans. In the event of a termination of any of these employment agreements by the Company after a change of control for any reason other than death, disability or cause, or in the event a covered officer resigns upon the occurrence of (i) any significant change in the nature or scope of the officer's duties from those presently performed, any reduction in total compensation, any other breach by the Company of the employment agreement or (ii) a reasonable determination by such officer that, as a result of a change of control and such change in circumstances thereafter significantly affecting his position, such officer is unable to exercise the authorities, powers, functions or duties attached to his position, such officer will be entitled to receive the above mentioned compensation and benefits as provided for in the employment agreement for a term of two years.

        COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Committee's Compensation policies and plans applicable to the executive officers seeks to enhance the profitability of the Company and shareholder value, as well as control costs and maintain reasonable rates for the customers. The Committee's practices reflect policies that compensation should (1) attract and retain well-qualified executives, (2) support short- and long-term goals and objectives of the Company, (3) reward indi viduals for outstanding contributions to the Company's success,
(4) be meaningfully related to the value created for shareholders, and (5) relate to maintenance of good customer relations and reasonable rates.



     Chief Executive Officer

     In establishing the Chief Executive Officer's compensation, the Committee begins by determining the salary paid to chief executive officers at similarly sized utility companies, as reported in regional surveys, keeping in mind the performance of those companies, in order to establish a start ing point for the Chief Executive Officer's compensation. The Committee then reviews certain of its financial goals, including earnings, return on equity, and cost containment efforts; to the extent these goals have been met or exceeded, the Chief Executive Officer's compensation is increased. More than any other factor, the Compensation Committee believes the degree of success in meeting these financial objectives is the most important element in determining the Chief Executive Officer's compensation. Secondarily important (and somewhat more subjective) in the Compensation Committee's considerations are the following criteria: the development of a Company strategic plan, the creation of an action plan to improve relations with regulators, customers and the media, and involvement in community affairs. The proposed compensation amount is then submitted to the full Board of Directors for approval.


     Other Executive Officers

     In establishing compensation for the Company's executive officers other than the Chief Executive Officer, the Chief Executive Officer first establishes a salary range for each executive officer. These salary ranges are based in part upon salaries provided to executive officers in comparable utility companies, as reported by regional salary surveys, based on the relative significance of each officer's responsibilities. Specific salary levels are then established through evaluations of each executive officer's performance of his or her goals and duties with the assistance of outside compensation specialists. Financial goals related to earnings, cost containment efforts and return on equity are the most important factors. Other, more subjective goals such as leadership qualities, as well as technical abilities also influence the determination of each executive officer's salary level. These base salary levels, as determined by the Chief Executive Officer, are then reviewed by the Compensation Committee and approved by the Board.

Item 12:   Security Ownership of Certain Beneficial Owners and
           Management



    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the beneficial ownership, as of August 31, 1997, of Common Stock by all directors, each of the executive officers named in the Summary Compensation Table herein and the directors and executive officers of the Company as a group.

                                  Amount of
                                  Beneficial
                                  Ownership             Percent
                                  of Common                of
Name                               Stock*                Class

Charles E. Billups                   2,000                 **
Benjamin C. Bixby                    2,335(1)              **
Daniel A. Burkhardt                  1,634                 **
Edward J. Curtis                       100                 **
Dorothy J. Dotson                      484                 **
Richard P. Hamel                    25,700(2)              1.52%
James H. Hastings                    6,572(3)
Robert S. Jackson                      200                 **
Eric H. Jostrom                     38,946(4)              1.87%
Robert L. Meade                     22,852                 1.35%
Kenneth L. Paul                      3,701(5)              **
John W. Purdy, Jr.                   5,189(6)              **
Philip H. Reardon                   18,369(7)              **
Richard L. Wellman                     500                 **

All Directors and Executive Officers as a Group
  (17 persons)                     148,140(8)              8.79%


  * Shares held directly with sole voting and/or investment power unless otherwise indicated.
  **Shares beneficially owned do not exceed one percent of the outstanding shares of Common Stock.

(1) Includes 1,753 shares owned by his wife.

(2) Includes 25,600 shares of Common Stock owned by Trusts, of which he is a co-trustee. Beneficial ownership of these shares is disclaimed.

(3) Includes 2,020 shares of Common Stock held in the Company's Employee Thrift Savings (401-k) Trust Fund,
    3,109 shares of Common Stock held in the Company's
    Employee Stock Ownership Plan Trust Fund and 61 shares of
    Common Stock held in the Company's TRASOP Trust Fund.

(4) Includes 27,925 shares of Common Stock owned by Trusts, of which he is a trustee or a co-trustee. Beneficial ownership of these shares is disclaimed.

(5) Includes 1,268 shares of Common Stock owned by his son.

(6) Includes 964 shares of Common Stock held in the Company's
    Employee Thrift (401-k) Trust Fund and 3,627 shares of
    Common Stock held in the Company's Employee Stock
    Ownership Plan Trust Fund.

(7) Includes 1,000 shares owned jointly by his wife and mother-in-law; 2,260 shares of Common Stock held in the Company's Employee Thrift (401-k) Trust Fund; 2,340 shares of Common Stock held in the Company's Employee Stock Ownership Plan Trust Fund and 9,600 shares in the Company's Incentive Stock Option Plan.

(8) See footnotes 1-7 above; includes 4,282 shares of Common Stock held in the Company's TRASOP Trust Fund, 4,077 shares of Common Stock held in the Company's Employee Thrift (401-k) Trust Fund, and 7,807 shares of Common Stock held in the Company's Employee Stock Ownership Plan Trust Fund for executive officers not previously noted.






Item 13:  Certain Relationships and Related Transactions



      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee has served as an officer or employee of the Company.

     Richard P. Hamel, a Director of the Company, is owner of the law firm of Hamel, Deshaies & Gagliardi, a firm which performed legal services for the Company during the past 22 years. The firm has also been retained for the current fiscal year.

                      CERTAIN TRANSACTIONS

     The Company engaged NatWest Markets as placement agent for issuance of First Mortgage Bonds during the 1997 fiscal year.
Ms. Dorothy J. Dotson, a director of the Company, is a Senior
Vice President and Managing Director of NatWest Markets.






                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   ESSEX COUNTY GAS COMPANY
                           (Registrant)

Date:     December 29, 1997          by   /s/ James H. Hastings
                                     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                         Date


/s/ Charles E. Billups   Chairman of the Board

/s/ Philip H. Reardon    President and
                         Chief Executive Officer

/s/James H. Hastings     Vice President and Treasurer
                        (Principal Financial and
                         Accounting Officer)

/ /Benjamin C. Bixby     Director

/s/Daniel A. Burkhardt   Director

/s/Edward J. Curtis      Director

/ /Dorothy J. Dotson     Director

/s/Richard P. Hamel      Director

/s/Robert  S. Jackson    Director

/ /Eric    H. Jostrom    Director

/ /Robert  L. Meade      Director

/s/Kenneth L.  Paul      Director

/ /Richard L.  Wellman   Director