Form 10-Q
period 1997-11-30
ESSEX COUNTY GAS COMPANY
filed 1998-01-09
CIK 46189

                  See Notes to Financial Statements
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 1997


                                OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______ to _______

                    Commission File Number 0-1166

                      ESSEX COUNTY GAS COMPANY
       (Exact name of registrant as specified in its charter)

            Massachusetts                         04-1427020

  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification #)

   7 North Hunt Road, Amesbury,  Massachusetts       01913
    (Address of principal executive offices)       (Zip Code)


                            (978)  388-4000
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock outstanding as of November 30,
1997:
                              1,693,902

PART I - FINANCIAL INFORMATION



Item 1  FINANCIAL STATEMENTS



     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the

instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do

not include information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the notes to consolidated financial statements included in the registrant's Annual Report on Form 10-K for the year ended August 31, 1997 (1997 10-K).  In the opinion of

Management, all adjustments, consisting of normally recurring adjustments considered necessary for a fair presentation, have been included.  Because of the seasonal nature of the registrant's business, operating results for the three months ended November 30,

1997, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998.

                           ESSEX COUNTY GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                         November
                                         30, 1997          August
                                        (Unaudited)       31, 1997
ASSETS

Utility plant                           $106,185,777   $104,540,111
Less:  accumulated depreciation           25,365,712     25,021,795
                                        ------------   ------------
     Net utility plant                    80,820,065     79,518,316
                                        ------------   ------------
Other property and investments               740,108        718,838
                                        ------------   ------------
Capitalized lease                            581,926        604,822
                                        ------------   ------------

Current assets:

     Cash and cash equivalents               369,296        434,930
     Accounts receivable, net
          Customers                        2,814,948      2,275,005
          Other                              258,997        389,526
     Supplemental fuel inventory           4,203,714      4,131,520
     Material and supplies                   701,113        560,493
     Prepaid deferred income taxes         1,938,151        100,105
     Prepayments and other                   242,000        622,024
     Recoverable gas costs                 2,216,407        320,909
                                        ------------   ------------
        Total current assets              12,744,626      8,834,512
                                        ------------   ------------

Deferred charges:

     Regulatory assets                     1,635,147      1,790,966
     Unamortized debt expense and other    1,290,321      1,278,367
                                        ------------   ------------

        Total deferred charges             2,925,468      3,069,333
                                        ------------   ------------
                                        $ 97,812,193   $ 92,745,821
                                        ============   ============


                See Notes to Consolidated Financial Statements.

                        ESSEX COUNTY GAS COMPANY

                                            November
                                            30, 1997          August
                                           (Unaudited)       31, 1997


CAPITALIZATION AND LIABILITIES

Common stock equity:
  Common stock, no par value,
  5,000,000 authorized shares.
  Issued and outstanding 1,693,902
  shares at November 30, 1997, and
  1,685,318 shares at August 31, 1997     $20,557,092      $20,320,890
  Unrecognized gain (loss) on
  investments available for sale, net           4,273           (6,253)
  Retained earnings                        14,578,812       15,094,008
                                          -----------      -----------
      Total common stock equity            35,140,177       35,408,645
                                          -----------      -----------
Long-term debt less current portion        28,199,000       28,799,000
Non-current obligations under             -----------      -----------
 capital lease                                531,989          550,939
                                          -----------      -----------
Current liabilities:
  Current portion of long-term debt           894,988          960,535
  Current obligation under capital lease       49,938           53,883
  Obligations under supplemental
   fuel inventory                           4,320,881        3,807,788
  Notes payable, banks                      6,358,000        3,313,000
  Accounts payable                          5,003,959        3,092,859
  Accrued interest                            160,529          803,237
  Taxes payable                                 5,597          157,098
  Accrued transition costs                    274,594          401,465
  Supplier refund due customers             1,415,217        1,567,364
  Other                                       222,639          320,308
                                         ------------     ------------
     Total current liabilities             18,706,342       14,477,537
                                         ------------     ------------
Deferred credits:
  Accumulated deferred income taxes        10,516,663        8,941,079
  Unamortized investment tax credit         1,123,690        1,141,132
  Deferred directors' fees                  1,147,006        1,106,358
  Other                                     2,447,326        2,321,131
                                         ------------     ------------
          Total deferred credits           15,234,685       13,509,700
                                         ------------     ------------
                                         $ 97,812,193     $ 92,745,821
                                         ============     ============

              See Notes to Consolidated Financial Statements

                           ESSEX COUNTY GAS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED
                                          November       November
                                          30, 1997       30, 1996
                                         (Unaudited)   (Unaudited)

Operating revenues                      $ 9,034,815    $ 8,142,501
     Less:  Cost of gas                   4,192,532      4,130,103
                                        -----------    -----------
Operating margin                          4,842,283      4,012,398
                                        -----------    -----------
Operating expenses:
     Operations and maintenance expenses  3,034,244      3,004,376
     Depreciation                           546,685        497,760
     Taxes, other than federal income       273,763        228,547
     Federal income taxes                    46,680       (189,442)
                                        -----------    -----------
          Total operating expenses        3,901,372      3,541,241
                                        -----------    -----------
Operating income                            940,911        471,157
Other income (loss) - net                    13,128        (21,073)
                                        -----------    -----------
Income before interest charges              954,039        450,084
                                        -----------    -----------
Interest charges:
     Interest on long-term debt             638,382        477,167
     Amortization of debt expense             8,060          6,930
     Other interest expense                 136,328        231,383
     Allowance for funds used
      during construction                    (5,259)        (4,727)
                                        -----------    -----------
          Total interest charges            777,511        710,753
                                        -----------    -----------
Net income (loss) available for
 common stock                           $   176,528    $  (260,669)
                                        ===========    ===========

Common shares outstanding
 (weighted average)                       1,690,267      1,647,616
                                          ---------      ---------
Income (loss) per common share               $  .10         $ (.16)
                                             ------        -------
Dividends per common share                   $  .41         $  .40
                                             ------         ------


            See Notes to Consolidated Financial Statements

                        ESSEX COUNTY GAS COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            THREE MONTHS ENDED
                                         November       November
                                         30, 1997       30, 1996
                                        (Unaudited)   (Unaudited)

Operating activities:
  Net loss                              $  176,528   $  (260,669)
  Adjustments to reconcile net income   ----------   -----------
   to net cash:
    Depreciation and amortization          606,533       554,477
    Provision for uncollectible accounts   154,836       130,013
    Deferred income taxes                  216,217      (536,805)
    Non-cash compensation related to ESOP        -        75,000

  Changes in current assets and liabilities:
    Accounts receivable                   (564,250)     (778,661)
    Inventories                           (212,814)   (1,331,259)
    Prepayments and other                  380,024       535,951
    Taxes payable                         (151,501)      492,395
    Recoverable gas costs               (2,047,645)   (1,907,974)
    Accounts payable                     1,911,100       (38,222)
    Other, net                          (1,054,022)     (853,803)
                                        ----------    ----------
        Total adjustments                 (761,522)   (3,658,888)
        Net cash used in operating      ----------    ----------
        activities                        (584,994)   (3,919,557)
                                        ----------    ----------
Investing activities:
  Capital expenditures                  (1,874,125)   (1,987,021)
  Cost of property retirements, net        (34,220)       15,669
    Net cash used in                    ----------    ----------
      investing activities              (1,908,345)   (1,971,352)
                                        ----------    ----------
Financing activities:
    Dividends paid                        (691,725)     (657,830)
    Issuance of common stock               226,884       219,954
    Principal retired on long-term debt   (665,547)     (666,261)
    Increase in fuel note payable          513,093     1,392,787
    Principal payment on ESOP obligation         -       (75,000)
    Increase in notes payable, banks     3,045,000     6,445,000
      Net cash provided by financing    ----------    ----------
           activities                    2,427,705     6,658,650
                                        ----------    ----------
Net increase (decrease) in cash
 and cash equivalents                      (65,634)      767,741
Cash and cash equivalents at
 beginning of period                       434,930       303,526
                                        ----------    ----------
Cash and cash equivalents
     at end of period                   $  369,296    $1,071,267
                                        ==========    ==========
Supplemental disclosures:
  Cash paid for interest
  (net of amount capitalized)           $1,412,558    $1,171,767
                                        ----------    ----------
  Cash paid for income taxes            $  220,000    $        0
                                        ----------    ----------

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

B.  Accounts Receivable

    Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $958,312 and $772,000 as of November 30, 1997 and August 31, 1997, respectively.

C.  Restriction on Retained Earnings

    Under the terms of the Indenture of First Mortgage Bonds dated October 1, 1955, as updated by Supplemental Indentures numbered One through Fifteen, retained earnings in the amount of $4,745,044 as of November 30, 1997, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.

D.  Commitments and Contingencies

    For information regarding commitments and contingencies, see
    Notes to Consolidated Financial Statements in the Company's
    1997 Annual Report on Form 10-K.

E.  Merger Agreement

    The Company has agreed, subject to the terms and conditions of the Agreement and Plan of Merger dated as of December 19, 1997 (the "Merger Agreement") with Eastern Enterprises ("Eastern"), to merge with a wholly-owned subsidiary of Eastern. Upon consummation of the proposed merger, the Company would become a wholly-owned subsidiary of Eastern, and each share of the Company's common stock would be converted into the right to receive a number of shares of Eastern common stock equal to the exchange ratio provided for in the Merger Agreement. The exchange ratio is 1.183985 shares of Eastern common stock for each share of the

    Company's common stock. The exchange ratio will be subject to adjustment in the event that the average closing price per share of Eastern common stock for the ten (10) trading day period ending on the fifth trading day prior to the closing date of the proposed merger is less than $45 or greater than $50. The adjustment to the exchange ratio is designed to assure that the market value of the Eastern common stock (determined based upon such average closing price) exchanged for each share of the Company's common stock is not less than $45 nor more than $50 per share of the Company's common stock. The proposed merger is subject to a vote of the Company's stockholders, regulatory approvals, required consents and other conditions.


    Eastern is an unincorporated voluntary association, commonly referred to as a "Massachusetts business trust." Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas") and Midland Enterprises, Inc. ("Midland"). Boston Gas is a regulated utility that distributes natural gas in and around Boston, Massachusetts. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems.

Item 2

        Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations

For the Three Months Ended November 30, 1997 and November 30,
1996

    The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company, generally during colder months, may discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because, unless interruptible volumes exceed a certain threshold specified by the Massachusetts Department of Telecommunications and Energy ("DTE"), the Company must return all gross profit on such sales directly to the Company's firm customers. Once the threshold is attained, the Company may retains 25% of gross profits. The threshold was not attained in the three month period ended November 30, 1997. Since most of the Company's firm customers utilize gas for space heating purposes, the Company's sales are sensitive to the severity of the weather. The Company measures weather through the use of effective degree days. The Company's service territory experienced 940 effective degree days during the three months ended November 30, 1997 as compared to 978 effective degree days for the three months ended November 30, 1996. The twenty-year average is 953 effective degree days for the three months ended November 30, 1997. The weather was 1.4% warmer than normal during the quarter ended November 30, 1997 and 3.9% warmer compared to the same period in the prior year. However, the month of November was 11.4% colder than normal and 8.8% colder than November 1996. As a result, the volume of firm sales increased 9.3% to 1,006,363 Dth for the three months ended November 30, 1997 from 921,143 Dth for the three months ended November 30, 1996. For the same period, the Company's interruptible sales volume decreased by 242,409 Dth to 43,826 Dth, and interruptible revenues decreased to $131,853 from $683,735. The Company's total operating revenues increased 10.9% to $9,034,815 for the three months ended November 30, 1997 from $8,142,501 for the three months ended November 30, 1996. This increase was due to the previously mentioned weather-related increase in firm gas volumes as well as an 8.9% increase in the average unit price of gas sold to firm customers. The average unit price was $8.54 per Dth of firm gas sold for the three months ended November 30, 1997 compared to $7.84 per Dth of firm gas sold for the three months ended November 30, 1996.

    Gas costs recovered increased 1.5% to $4,192,532 for the three months ended November 30, 1997 from $4,130,103 for the three months ended November 30, 1996. The reason for the increase in gas costs recovered is due to the above mentioned increase in volumes sold as well as a 16.7% increase in the Company's average cost of gas to $3.99 per Dth for the three months ended November 30, 1997 from $3.42 per Dth for the three months ended November 30, 1996.

    Operations and maintenance expenses increased 1.0% to $3,034,244 for the three months ended November 30, 1997 compared to $3,004,376 for the three months ended November 30, 1996.

    Depreciation expense increased $48,925 (9.8%) for the three months ended November 30, 1997 compared to the three months ended
November 30, 1996. This increase was primarily due to an increase in the depreciation rate approved by the DTE effective
December 1, 1996, from 3.03% to 3.7%.

    Interest charges for the three months ended November 30, 1997 increased by $66,758 compared to the three months ended November
30, 1996. The increase was primarily attributable to higher outstanding balances on long-term debt.

   Income attributable to common stock increased $437,197 to $176,528 for the three months ended November 30, 1997 from a loss of $260,669 for the three months ended November 30, 1996. Income per common share increased $0.26 to $0.10 for the three months ended November 30, 1997 from $0.16 per share for the three months ended November 30, 1996. Dividends per common share were $.41 per share for the three months ended November 30, 1997 compared to $.40 per share for the three months ended November 30, 1996. In December 1997, the Company declared a dividend of $.42 per share which was paid to shareholders on January 1, 1998.

Liquidity and Capital Resources

    Net cash used in operating activities for the three months ended November 30, 1997 was $584,994. Cash flows were generated primarily from depreciation and amortization of $606,533; and an increase in Accounts Payable of $1,911,099. These sources of cash were offset primarily by an increase in accounts receivable of $564,250; an increase in recoverable gas costs of $2,047,645; and a decrease in accrued interest expense of $642,708. The increase in accounts receivable is due to the seasonal nature of the Company's business. The increase in recoverable gas costs represents higher gas costs which will be recovered from the Company's firm customers.

    Occasionally the Company receives refunds from its pipeline supplier as a result of regulatory action by the Federal Energy Regulatory Commission. The supplier refunds are returned by the Company to customers over a twelve month period. The Company did not receive any supplier refunds during the three months ended November 30,1997.

    The Company finances its gas inventory with a bank through a special purpose credit agreement which has a maximum financing commitment of $10,000,000 with a floating interest rate. This credit agreement extends from December 12, 1995 through December 31, 2000. As of November 1997, the Company's obligation under this credit agreement was $4,320,881.

    The Company continues to invest a significant amount of capital in its distribution system to satisfy current and expected future customer demand. Funding has traditionally been generated from operations, short-term bank borrowings, issuance of long-term debt and the issuance of additional equity, includ ing the issuance of additional shares of common stock through a Dividend Reinvestment and Common Stock Purchase Plan. In the quarter ended November 30, 1997, the Company raised $167,435 of common stock through its Dividend Reinvestment and Common Stock Purchase Plan (including $45,105 from the cash infusion portion of the Plan) and $66,235 of common stock through the Company's employee stock plan. Management anticipates that these and other sources will remain available and will continue to adequately serve the Company's needs.

    For the three months ended November 30, 1997, the Company's construction expenditures totaled $1,924,453. These expenditures were funded principally from short-term bank borrowings. Historically, the first quarter of the Company's fiscal year has been characterized by significant construction expenditures, low gas sendout and low operating revenues. Cash requirements during this period have historically been satisfied through short-term bank borrowings. Planned construction expenditures for the remainder of fiscal 1998 are currently estimated at $4,750,000 and planned construction expenditures for fiscal 1999 are currently estimated at $8,000,000. The Company's planned construction expenditures and long-term debt repayments have been and will continue to be funded through cash generated by operations and short-term bank borrowings which the Company anticipates will be replaced from time to time with equity and long-term debt financings.


Merger Agreement

The Company has agreed, subject to the terms and conditions of the Agreement and Plan of Merger dated as of December 19, 1997
(the "Merger Agreement") with Eastern Enterprises ("Eastern"), to merge with a wholly-owned subsidiary of Eastern. Upon consummation of the proposed merger, the Company would become a wholly-owned subsidiary of Eastern, and each share of the Company's common stock would be converted into the right to receive a number of shares of Eastern common stock equal to the exchange ratio provided for in the Merger Agreement. The exchange ratio is 1.183985 shares of Eastern common stock for each share of the Company's common stock. The exchange ratio will be subject to adjustment in the event that the average closing price per share of Eastern common stock for the ten (10) trading day period ending on the fifth trading day prior to the closing date of the proposed merger is less than $45 or greater than $50. The adjustment to the exchange ratio is designed to assure that the market value of the Eastern common stock (determined based upon such average closing price) exchanged for each share of the Company's common stock is not less than $45 nor more than $50 per share of the Company's common stock. The proposed merger is subject to a vote of the Company's stockholders, regulatory approvals, required consents and other conditions.

Eastern is an unincorporated voluntary association, commonly referred to as a "Massachusetts business trust." Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas") and Midland Enterprises, Inc. ("Midland"). Boston Gas is a regulated utility that distributes natural gas in and around
Boston, Massachusetts. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems.

Regulatory and Accounting Issues

    The Company's revenues are based on rates regulated by the DTE. These rates are designed to allow the Company to recover its operating costs and provide an opportunity to earn a reasonable rate of return on investor supplied funds. Once approved, the Company's rates are adjusted by a CGA which, subject to approval by the DTE, permits the Company to change rates to recover its gas costs and certain other costs on a dollar-for-dollar basis. The CGA is also used as the mechanism to reduce charges to firm customers by the margin earned on sales to interruptible customers.

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

    The American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. The SOP's objective is to make the timing of the recognition of environmental obligations more uniform by discussing the estimation process and providing benchmarks to aid in determining when to recognize environmental liabilities. The SOP is effective for the Company in fiscal 1998. The adoption of SOP 96-1 did not have a material effect on the Company's financial statements.


Forward Looking Statements

    The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations included forward-looking statements concerning the impact of transportation customers on the Company's profitability; the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the precise rates for transportation of gas that will be allowed by the regulators and transportation-only customers; uncertainty as to the regulatory allowance of the recovery charges in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; and uncertainty as to the regulatory approval of the full recovery of environmental costs, transition costs, and other regulatory assets.

PART II - OTHER INFORMATION


Item 1    Legal Proceedings

               The information called for by this item is unchanged from that filed in the Company's Annual
          Report on Form 10-K for fiscal year ended August 31, 1997.

Item 2    Changes in Securities

          None.

Item 3    Defaults Upon Senior Securities

          None.


Item 4    Submission of Matters to a Vote of Security Holders

          None.



Item 5   Other Information

          None.

Item 6(a) Exhibits

          3.1  Restated Articles of Organization of Essex County
               Gas Company.1

          3.2  By-laws of Essex County Gas Company.2

          27.  Financial Data Schedule.

Item 6(b) Reports on Form 8-K

          None.





__________________________________
1Previously filed as an exhibit to the Company's form 10-Q for the quarter ended February 28, 1995 and is incorporated herein by this reference.

2Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended May 31, 1997 and is incorporated herein by this reference.

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




Date:    January 9, 1998