Form 10-Q
period 1998-02-28
ESSEX COUNTY GAS COMPANY
filed 1998-04-14
CIK 46189

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     February 28, 1998

                               OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes          No
                   APPLICABLE ONLY TO CORPORATE ISSUERS:
  Number of shares of Common Stock outstanding as of February 28, 1998:

                              1,720,919

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

February 28, 1998, are not necessarily indicative of the results that may be expected for the year ending August 31, 1998.

                          ESSEX COUNTY GAS COMPANY

                         CONSOLIDATED BALANCE SHEETS


                                               February
                                               28, 1998         August
                                              (Unaudited)      31, 1997
                                              -----------      --------
ASSETS

Utility plant                                 $107,496,583   $104,540,111
Less:  accumulated depreciation                 27,061,350     25,021,795
                                              ------------   ------------
       Net utility plant                        80,435,233     79,518,316
                                              ------------   ------------

Other property and investments                     775,592        718,838
                                              ------------   ------------

Capitalized lease                                  578,443        604,822
                                              ------------   ------------


Current assets:

  Cash and cash equivalents                      1,946,279        434,930
  Accounts receivable, net
     Customers                                   6,847,586      2,275,005
     Other                                         221,502        389,526
  Recoverable gas costs                                  -        320,909
  Supplemental fuel inventory                    2,749,337      4,131,520
  Material and supplies                            555,076        560,493
  Prepaid deferred income taxes                    252,625        100,105
  Prepayments and other                            113,768        622,024
                                              ------------   ------------

     Total current assets                       12,686,173      8,834,512
                                              ------------   ------------
Deferred charges:

  Regulatory assets                              1,437,717      1,790,966
  Unamortized debt expense and other             2,098,831      1,278,367
                                              ------------   ------------
     Total deferred charges                      3,536,548      3,069,333
                                              ------------   ------------
                                              $ 98,011,989   $ 92,745,821
                                             =============   ============

                  See Notes to Consolidated Financial Statements

                          ESSEX COUNTY GAS COMPANY

                                               February
                                               28, 1998            August
                                              (Unaudited)         31, 1997
                                              -----------         --------
CAPITALIZATION AND LIABILITIES

Common stock equity:
  Common stock, no par (5,000,000
   authorized shares, issued and outstanding
   1,720,919 shares at February 28, 1998 and
   1,685,318 shares at August 31, 1997)       $21,423,671        $20,320,890
  Unrecognized gain (loss) on investments
   available for sale, net                          6,759             (6,253)
  Retained earnings                            17,113,249         15,094,008
                                              -----------        ------------
                                               38,543,679         35,408,645
                                              -----------        ------------

Long-term debt less current portion            28,199,000         28,799,000
                                              -----------        ------------
Non-current obligations under capital lease       522,264            550,939
                                              -----------        ------------
Current liabilities:
 Current portion of long-term debt                821,779            960,535
 Current obligation under capital lease            56,179             53,883
 Obligations under supplemental fuel inventory  3,661,135          3,807,788
 Notes payable, banks                           5,415,000          3,313,000
 Accounts payable                               2,965,746          3,092,859
 Accrued interest                                 809,598            803,237
 Taxes payable                                  2,066,582            157,098
 Refundable gas costs                             543,352                  -
 Transition obligations                           152,496            401,465
 Supplier refund due customers                    722,855          1,567,364
 Other                                            166,589            320,308
                                              -----------        ------------
   Total current liabilities                   17,381,311         14,477,537
                                              -----------        ------------
Deferred credits:
 Accumulated deferred income taxes              8,742,195          8,941,079
 Unamortized investment tax credit              1,106,248          1,141,132
 Deferred directors' fees                         887,679          1,106,358
 Other                                          2,629,613          2,321,131
                                              -----------        ------------
     Total deferred credits                    13,365,735         13,509,700
                                              -----------        ------------
                                              $98,011,989        $92,745,821
                                              ===========        ============

                   See Notes to Consolidated Financial Statements

                         ESSEX COUNTY GAS COMPANY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED
                                             ----------------------------
                                              February         February
                                              28, 1998         28, 1997
                                             (Unaudited)      (Unaudited)
                                             ------------    ------------
Operating revenues                           $23,027,508     $23,220,840
 Less:  Cost of gas                           11,332,610      11,671,220
                                             ------------    ------------
      Operating margin                        11,694,898      11,549,620
                                             ------------    ------------
Operating expenses:
 Operations and maintenance expenses           3,329,602       3,551,161
 Depreciation                                  1,814,684       1,648,682
 Taxes, other than federal income              1,033,363         979,992
 Federal income taxes                          1,615,679       1,555,558
                                             ------------    ------------
      Total operating expenses                 7,793,328       7,735,393
                                             ------------    ------------

Operating income                               3,901,570       3,814,227
Other income - net                               136,728         144,826
                                             ------------    ------------

Income before interest charges                 4,038,298       3,959,053
                                             ------------    ------------
Interest charges:
 Interest on long-term debt                      625,597         574,361
 Amortization of debt expense                      8,147           6,901
 Other interest expense                          164,681         252,812
 Allowance for funds used during
   construction                                   (6,583)         (6,459)
                                             ------------    ------------
     Total interest charges                      791,842         827,615
                                             ------------    ------------

Income available for common stock            $ 3,246,456      $3,131,438
                                             ============    ============
Common shares outstanding
  (weighted average)                           1,703,532       1,659,033
                                             ------------    ------------
Basic earnings per common share                   $ 1.91          $ 1.89
                                                  -------         -------
Diluted earnings per common share                 $ 1.85          $ 1.84
                                                  -------         -------
Dividends per common share                        $  .42          $  .41
                                                  -------         -------


                 See Notes to Consolidated Financial Statements

                          ESSEX COUNTY GAS COMPANY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    SIX MONTHS ENDED
                                             ----------------------------
                                              February         February
                                              28, 1998         28, 1997
                                             (Unaudited)      (Unaudited)
                                             ------------    ------------

Operating revenues                           $32,062,323     $31,363,341

   Less:  Cost of gas                         15,525,141      15,801,323
                                             ------------    ------------
     Operating margin                         16,537,182      15,562,018
                                             ------------    ------------
Operating expenses:
   Operations and maintenance expenses         6,363,846       6,555,537
   Depreciation                                2,361,369       2,146,442
   Taxes, other than federal income            1,307,126       1,208,539
   Federal income taxes                        1,662,359       1,366,116
                                             ------------    ------------
     Total operating expenses                 11,694,700      11,276,634
                                             ------------    ------------

Operating income                               4,842,482       4,285,384
Other expense- net                               149,856         123,753
                                             ------------    ------------
Income before interest charges                 4,992,338       4,409,137
                                             ------------    ------------
Interest charges:
   Interest on long-term debt                  1,263,977       1,051,528
   Amortization of debt expense                   16,207          13,831
   Other interest expense                        301,009         484,195
   Allowance for funds used during
     construction                                (11,842)        (11,186)
                                             ------------    ------------
     Total interest charges                    1,569,351       1,538,368
                                             ------------    ------------
Income available for common stock            $ 3,422,987     $ 2,870,769
                                             ============    ============
Common shares outstanding
  (weighted average)                           1,696,863       1,653,293
                                             ------------    ------------
Basic earnings per common share                   $ 2.02          $ 1.74
                                                  -------         -------
Diluted earnings per common share                 $ 1.96          $ 1.70
                                                  -------         -------
Dividends per common share                        $  .83          $ 0.81
                                                  -------         -------


                See Notes to Consolidated Financial Statements

                          ESSEX COUNTY GAS COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED
                                               ---------------------------
                                                February        February
                                                28, 1998        28, 1997
                                               (Unaudited)     (Unaudited)
                                               ------------   ------------
Operating activities:
 Net income                                    $3,422,987      $2,870,769
                                               ------------   ------------
 Adjustments to reconcile net income
   to net cash:
     Depreciation and amortization              2,621,150       2,247,481
     Provision for uncollectible accounts         565,797         794,582
     Deferred income taxes                       (357,682)      1,099,395
     Non-cash compensation related to ESOP              -          75,000
 Changes in current assets and liabilities:
     Accounts receivable                       (4,970,354)     (7,537,953)
     Inventories including fuel                 1,387,600       1,220,215
     Prepaid expenses and other current assets    508,256         594,477
     Refundable gas costs                         864,261      (1,456,897)
     Accounts payable                            (127,113)       (696,593)
     Taxes payable                              1,909,484         983,219
     Supplier refund due customers               (844,509)       (275,644)
     Other, net                                  (827,410)        326,687
                                               ------------   ------------
              Total                               729,480      (2,626,031)
                                               ------------   ------------
     Net cash provided by operating
       activities                               4,152,467         244,738
                                               ------------   ------------
Investing activities:
 Capital expenditures                          (3,478,595)     (3,778,338)
 Cost of property retirements, net of salvage     (59,513)         31,542
                                               ------------   ------------
     Net cash used in investing activities     (3,538,108)     (3,746,796)
                                               ------------   ------------
Financing activities:
 Dividends paid                                (1,403,746)     (1,335,174)
 Net proceeds from issuance of common stock     1,084,145         596,370
 Proceeds from issuance of long-term debt               -      10,000,000
 Principal retired on long-term debt             (738,756)       (727,799)
 Decrease in fuel obligation                     (146,653)        (48,967)
 Principal payment on ESOP obligation                   -         (75,000)
 Net borrowings (repayment) of short-term debt  2,102,000      (4,428,000)
                                               -----------    ------------
     Net cash provided by financing activities    896,990       3,981,430
                                               -----------    ------------
 Net increase in cash                           1,511,349         479,372
 Cash at beginning of period                      434,930         303,526
                                               -----------    ------------
 Cash at end of period                         $1,946,279      $  782,898
                                               ===========    ============
 Supplemental disclosures:
     Cash paid for interest
       (net of amount capitalized)             $  785,481      $1,615,223
     Cash paid for income taxes                $  340,000               -


                  See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements


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

B.  Accounts Receivable

    Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $1,351,758 and $772,000 as of February 28, 1998 and August 31, 1997, respectively.

C.  Restriction on Retained Earnings

    Under the terms of the Indenture of First Mortgage Bonds dated October 1, 1955, as updated by Supplemental Indentures numbered One through Fifteen, retained earnings in the amount of $7,279,482 as of February 28, 1998, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.

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

Item 2

      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Results of Operations

      For the Three Months Ended February 28, 1998 and February 28, 1997

      The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to the customers on demand; and interruptible, whereby the Company may, generally during colder months, discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because, unless interruptible volumes exceed a certain threshold specified by the Massachusetts Departpment of Telecommunications and Energy ("MDTE"), the Company must return all gross profit on such sales directly to the Company's firm customers. Once the threshold is attained, the Company may retain 25% of gross profits. The threshold was not attained in the period ended February 28, 1998.

      The Company's sales are responsive to colder weather as the majority of its firm customers use natural gas for space heating purposes. The Company measures weather through the use of effective degree days ("EDD"). An effective degree day is calculated by subtracting the average temperature for the day, adjusted for wind and cloud cover, from 65 degrees Fahrenheit. The Company's service territory experienced 3,140 EDD during the three months ended February 28, 1998 as compared to 3,215
    EDD for the three months ended February 28, 1997. The Company's twenty year average for the three months ended February 28, 1998 is 3,437 EDD. Despite the warmer weather, the volume of firm sales increased 1.0% to 2,502,158 dekatherms ("Dth") for the three months ended February 28, 1998 from 2,491,596 for the three months ended February 28, 1997. However, the Company's total operating revenues decreased 1.0% to $23,027,508 for the three months ended February 28, 1998 from $23,220,840 for the three months ended February 28, 1997. This decrease was primarily due to lower gas costs. The average unit price per Dth of firm gas sold was $9.13 for the three months ended February 28, 1998 compared to $9.24 for the three months ended February 28, 1997.

      The cost of gas decreased 2.9% to $11,332,610 for the three months ended February 28, 1998 from $11,671,220 for the three months ended February 28, 1997. The decrease in gas costs is attributable to a 3.6% decrease in the Company's average cost of gas to $4.51 per firm Dth for the three months ended February 28, 1998 from $4.68 per firm Dth for the three months ended February 28, 1997. The decrease in unit cost is due to lower prices charged by suppliers.

      Operations and maintenance expenses totaled $3,329,602 for the three months ended February 28, 1998 compared to $3,551,161 for the three months ended February 28, 1997. The change was due primarily to a decrease in allowance for uncollectible accounts.

      Depreciation expense increased $166,002 (10.1%) for the three months ended February 28, 1998 compared to the three months ended February 28, 1997. This increase was primarily due to an increase in the depreciation rate approved by the MDTE from 3.03% to 3.70%.

      Interest charges for the three months ended February 28, 1998 decreased by $35,773 (4.3%) compared to the three months ended February 28, 1997. The decrease was primarily attributable to lower outstanding balances on long and short-term debt.

      Income available for common stock increased $115,018 to $3,246,456 for the three months ended February 28, 1998 from $3,131,438 for the three months ended February 28, 1997. Income per common share increased $.02 to $1.91 for the three months ended February 28, 1998 from $1.89 per share for the three months ended February 28, 1997. Dividends per common share were $.42 per share for the three months ended February 28, 1998 compared to $.41 per share for the three months ended February 28, 1997. In March 1998, the Company declared a dividend of $.42 per share which was paid to shareholders on April 1, 1998.

     For the Six Months Ended February 28, 1998 and February 28, 1997

      Total  operating revenues for the six months ended  February
    28, 1998 increased 2.2% to $32,062,323 from $31,363,341 for the
    six  months  ended  February 28, 1997.   Firm  gas  volumes  were
    3,508,521 Dth for the six month period ended February 28, 1998 compared to 3,412,739 Dth for the six month period ended February
    28, 1997. The increase in operating revenues is primarily due to the increased volumes and a 1% increase in unit prices. There were 4,080 EDD for the six month period ended February 28, 1998 compared to 4,193 EDD for the six months ended February 28, 1997, representing a 2.7% decrease. Average EDD in the Company's service area for the six month period is equivalent to 4,390 EDD. The average selling price of firm gas was $8.96 per Dth for the six months ended February 28, 1998 compared to $8.87 per Dth for the same period last year. The increase is due to higher gas costs and, for the six months ended February 28, 1997, the Company, for only three of the six months, benefited from higher MTDE approved rates effective December 1, 1996. Interruptible revenues for the six months ended February 28, 1998 and February 28, 1997 were $155,794 and $683,943, respectively.

      Operations and maintenance expenses for the six months ended February 28, 1998 decreased to $6,363,846 from $6,555,537 for the comparable period a year ago. The decrease is due to the factors mentioned above for the three month period ended February 28, 1998.

      Interest expense increased $30,983 (2.0%) for the six months ended February 28, 1998 compared to the six months ended February 28, 1997. The increase was due to higher outstanding balances on long-term debt.

      Income available for common stock increased by $552,218 to $3,422,987 for the six months ended February 28, 1998 as compared to $2,870,769 for the same period last year while earnings per share increased to $2.02 from $1.74. Dividends were $.83 and $.81 per share, respectively.

Liquidity and Capital Resources

      Net cash provided by operating activities for the six months ended February 28, 1998 was $4,152,467. Cash flows were generated primarily from net income of $3,422,987; depreciation and amortization of $2,621,150; a decrease in inventory of $1,387,600; and an increase in taxes payable of $1,909,484. These sources of cash were offset primarily by an increase in accounts receivable of $4,910,354. The increase in accounts receivable is due to the seasonal nature of the Company's business. The decrease in inventories also resulted from the seasonal nature of the Company's business whereby gas inventories increase in the warmer months and decrease when sold in the colder months.

      Occasionally the Company receives refunds from its pipeline supplier as a result of regulatory action by the Federal Energy Regulatory Commission. The supplier refunds are returned by the Company to customers over a twelve month period. The Company did not receive any supplier refunds during the three months ended February 28, 1998.

      The Company finances its gas inventory with a bank through a special purpose credit agreement which has a maximum financing commitment of $10,000,000 with a floating interest rate. This credit agreement extends from December 12, 1995 through December 31, 2000. As of February 1998, the Company's obligation under this credit agreement was $3,661,135.

      The Company continues to invest a significant amount of capital in its distribution system to satisfy current and expected future customer demand. Funding has traditionally been generated from operations, short-term bank borrowings, issuance if long-term debt and the issuance of additional equity, including the issuance of additional shares of common stock through the Company's Dividend Reinvestment and Common Stock Purchase Plan. During the quarter ended February 28, 1998, the Company raised $549,160 of common stock through its Dividend Reinvestment and Common Stock Purchase Plan (including $32,069 from the cash infusion portion of the Plan) and $373,969 of common stock issued to the Company's qualified employee plans. Management anticipates that these and other sources will remain available and will continue to adequately serve the Company's needs.

      For the six months ended February 28, 1998, the Company's construction expenditures totaled $3,578,211. Historically, the second quarter of the Company's fiscal year has been characterized by significant construction expenditures, high gas sendout and operating revenues. Cash requirements during this period have historically been satisfied through short-term bank borrowings. Planned construction expenditures for the remainder of fiscal 1998 are currently estimated at $3,100,000 and planned construction expenditures for fiscal 1999 are currently estimated at $8,000,000. The Company's planned construction expenditures and long-term debt repayments have been and will continue to be funded through cash generated by operations and short-term bank borrowings which the Company anticipates will be replaced from time to time with equity and long-term debt financings.

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

      Eastern is an unincorporated voluntary association, commonly referred to as a "Massachusetts business trust." Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas") and Midland Enterprises, Inc. ("Midland"). Boston Gas is a regulated utility that distributes natural gas in and around Boston, Massachusetts. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems. A copy of the Merger Agreement has been filed on Form 8-K dated January 9, 1998.

Regulatory and Accounting Issues

      The Company's revenues are based on rates regulated by the MDTE. These rates are designed to allow the Company to recover its operating costs and provide an opportunity to earn a reasonable rate of return on investor supplied funds. Once approved, the Company's rates are adjusted by a Cost of Gas Adjustment ("CGA") which, subject to approval by the MDTE, permits the Company to change rates to recover its gas costs and certain other costs on a dollar-for-dollar basis. The CGA is also used as the mechanism to reduce charges to firm customers by the margin earned on sales to interruptible customers.

      Net earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each year. For the period ended February 28, 1998, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. This statement was issued by the FASB in March 1997 and establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities. This statement also requires a restatement of all prior-period EPS data presented.

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

The "Year 2000" Issue

      The company has assessed the impact of the Year 2000 issue on its computer system and is in the process of modifying its computer system to address this issue. It currently anticipates completing these modifications by January 1999. The costs of these modifications are not expected to be material to the Company's business, operations or financial condition or to have any material impact on the Company's results of operations, liquidity or capital resources.

Forward Looking Statements

      The statements contained in the section  entitled "Management's
    Discussion  and Analysis   of  Financial  Condition  and  Results
    of Operations" which are not historical facts are "forward-looking statements" (as that term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Management wishes to caution the reader that such forward-looking statements, which include but are not limited to its statements with regard to the impact of transportation customers on the Company's profitability, the impact of changes in the cost of gas and of the CGA mechanism on total margin, its projected capital expenditures and its sources of cash to fund expenditures, its estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms, and its treatment of the Year 2000 issue, are only predictions and estimates regarding future events and circumstances. No assurance can be given that such predictions and estimates will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to uncertainty as to the precise rates for transportation of gas that will be allowed by the regulators and the transportation-only customers, as to the regulatory allowance of the recovery charges in the cost of gas, as to demands for capital expenditures and the availability of cash from various sources, and as to the regulatory approval of the full recovery of environmental costs, transition costs, and other regulatory assets.

                     PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          The information called for by this item is unchanged from that filed in the Company's Annual Report on Form
          10-K for fiscal 1997 filed November 26, 1997.

Item 2    Changes in Securities

          None.

Item 3    Defaults Upon Senior Securities

          None.

Item 4    Submission of Matters to a Vote of Security Holders

         The Company's Special Meeting of Shareholders is scheduled to be held in mid June 1998. For a description of the meeting and the matters to be voted, see the Company's Notice of Special Meeting and Proxy Statement ("Proxy Statement"), to be filed with the Securities and Exchange Commission in late April 1998, which is incorporated herein by reference.

Item 5   Other Information

          None.

Item 6(a) Exhibits

           3.1  Restated Articles of Organization of Essex County
                Gas  Company.1

           3.2  By Laws of Essex County Gas Company.2


           27.  Financial Data Schedule.

1Previously filed as an exhibit to the Registrant's 10-K filed for the fiscal year ended August 31, 1988 and is incorporated herein by this reference.

2Previously  filed as an exhibit to the Registrant's  10-Q  filed
February 28, 1991 and is incorporated herein by this reference.


Item 6(b)  Reports on Form 8-K

           A.  Form 8-K was filed on January 9, 1998.

                           SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




ESSEX COUNTY GAS COMPANY




By  ___/s/Philip H. Reardon___
    Philip H. Reardon
    President and Chief Executive Officer





By___/s/James H. Hastings___
    James H. Hastings
    Vice President and Treasurer
    (Principal Financial Officer)






Date:     April 14, 1998