Form 10-Q/A
period 1997-11-30
ESSEX COUNTY GAS COMPANY
filed 1998-04-15
CIK 46189

=================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                    _________________________

                       AMENDMENT NO. 1 TO
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997
                  COMMISSION FILE NUMBER 0-1166

                    _________________________

                    ESSEX COUNTY GAS COMPANY
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   MASSACHUSETTS                             04-1427020
(STATE OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)

        7 NORTH HUNT ROAD, AMESBURY, MASSACHUSETTS 01913
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                               N/A
 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                       SINCE LAST REPORT)

             ______________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety (90) days: Yes X_ No ___
                       __________________


              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date.

     CLASS                 SHARES OUTSTANDING               DATE
Common, no par value          1,720,919          February 28, 1998


=================================================================

    Registrant hereby amends and restates Items 1 and 2 of its Quarterly Report on Form 10-Q for the quarterly period ended
November 30, 1997, as follows:

    ITEM 1:  The first sentence of the penultimate paragraph of
Item 1 on page 8 is hereby amended and restated to read as follows:

   " The exchange ratio will be subject to adjustment in the event that the average closing price of 1.183985 shares of Eastern common stock for the ten (10) trading day period ending on the fifth trading day prior to the closing date of the proposed merger is less than $45 or greater than $50."

    ITEM 2: The fourth sentence of the first paragraph of the subsection entitled "Merger Agreement" is hereby amended and restated to read as follows:

   " The exchange ratio will be subject to adjustment in the event that the average closing price of 1.183985 shares of Eastern common stock for the ten (10) trading day period ending on the fifth trading day prior to the closing date of the proposed merger is less than $45 or greater than $50."





                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ESSEX COUNTY GAS COMPANY


BY_______/s/ Philip H. Reardon ________________
  Name:   Philip H. Reardon
  Title:  President and Chief Executive Officer



BY_______/s/ James H. Hastings_________________
  Name:   James H. Hastings
  Title:  Vice President and Treasurer




Date:  April 15, 1998