Form 10-Q
period 1998-05-31
ESSEX COUNTY GAS COMPANY
filed 1998-07-14
CIK 46189

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

                             (Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 31, 1998


                                OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to_________

                 Commission File Number 0-1166

                     ESSEX COUNTY GAS COMPANY
     (Exact name of registrant as specified in its charter)

          Massachusetts                        04-1427020
 (State or other jurisdiction of   (I.R.S. Employer Identification #)
  incorporation or organization)

         7 North Hunt Road, Amesbury, Massachusetts     01913
         (Address of principal executive offices)    (Zip Code)

                             (978)  388-4000

          (Registrant's telephone number, including area code)


                          _______________________
     (Former name, former address and former fiscal year, if changed since last report)


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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

    Number of shares of Common Stock outstanding as of May 31, 1998:
                            1,725,644

PART I - FINANCIAL INFORMATION



Item 1  FINANCIAL STATEMENTS



     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the

instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do

not include information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the notes to consolidated financial statements included in the registrant's Annual Report on Form 10-K for the year ended August 31, 1997.  In the opinion of management,

all adjustments, consisting of normally recurring adjustments considered necessary for a fair presentation, have been included.

Because of the seasonal nature of the registrant's business,

operating results for the nine months ended May 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998.

                      ESSEX COUNTY GAS COMPANY

                    CONSOLIDATED BALANCE SHEETS



                                               May 31, 1998      August
                                               (Unaudited)      31, 1997
ASSETS

Utility plant                                 $108,612,657   $104,540,111
Less:  accumulated depreciation                 28,171,704     25,021,795
                                              ------------   ------------
     Net utility plant                          80,440,953     79,518,316
                                              ------------   ------------
Other property and investments                     792,080        718,838
                                              ------------   ------------
Capitalized lease                                  564,835        604,822
                                              ------------   ------------

Current assets:

     Cash and cash equivalents                     827,714        434,930
     Accounts receivable, net
          Customers                              3,422,198      2,275,005
          Other                                    204,096        389,526
     Supplemental fuel inventory                 3,250,351      4,131,520
     Material and supplies                         621,885        560,493
     Prepaid deferred income taxes                 629,371        100,105
     Prepayments and other                         532,137        622,024
     Recoverable gas costs                               -        320,909
                                              ------------   ------------
        Total current assets                     9,487,752      8,834,512
                                              ------------   ------------

Deferred charges:

     Regulatory assets                           1,243,395      1,790,966
     Unamortized debt expense and other          2,188,960      1,278,367
                                              ------------   ------------

        Total deferred charges                   3,432,355      3,069,333
                                              ------------   ------------
                                              $ 94,717,975   $ 92,745,821
                                              ============   ============


                See Notes to Consolidated Financial Statements

                        ESSEX COUNTY GAS COMPANY

                                              May 31, 1998      August
                                              (Unaudited)      31, 1997


CAPITALIZATION AND LIABILITIES

Common stock equity:
  Common stock, no par, (authorized
  5,000,000 shares, issued and outstanding
  1,725,644 shares at May 31, 1998
  and 1,685,318 shares at
  August 31, 1997                              $21,649,107    $20,320,890
Unrealized gain (loss) on investments
  available for sale, net                           13,600         (6,253)
Retained earnings                               17,389,845     15,094,008
                                               -----------    -----------
      Total common stock equity                 39,052,552     35,408,645
                                               -----------    -----------
Long-term debt less current portion             28,199,000     28,799,000
                                               -----------    -----------
Non-current obligations under
  capital lease                                    507,471        550,939
                                               -----------    -----------
Current liabilities:
  Current portion of long-term debt                748,570        960,535
  Current obligation under capital lease            57,364         53,883
  Obligations under supplemental
    fuel inventory                               2,799,195      3,807,788
  Notes payable, banks                           4,125,000      3,313,000
  Accounts payable                               2,550,206      3,092,859
  Taxes payable                                    448,346        157,098
  Accrued interest                                 202,524        803,237
  Refundable gas costs                           1,924,227              -
  Transition obligations                            30,398        401,465
  Supplier refund due customers                    290,762      1,567,364
  Other                                            132,074        320,308
                                               -----------    -----------
      Total current liabilities                 13,308,666     14,477,537
                                               -----------    -----------
Deferred credits:
  Accumulated deferred income taxes              8,886,556      8,941,079
  Unamortized investment tax credit              1,088,806      1,141,132
  Deferred directors' fees                         899,058      1,106,358
  Other                                          2,775,866      2,321,131
                                               -----------    -----------
      Total deferred credits                    13,650,286     13,509,700
                                               -----------    -----------
                                               $94,717,975    $92,745,821
                                               ===========    ===========


               See Notes to Consolidated Financial Statements

                        ESSEX COUNTY GAS COMPANY

                   CONSOLIDATED STATEMENTS OF INCOME


                                                THREE MONTHS ENDED

                                          May 31, 1998    May 31, 1997
                                          (Unaudited)     (Unaudited)

Operating revenues                         $14,154,192    $16,659,598
   Less:  Cost of gas                        6,753,434      8,704,179
                                           -----------    -----------
Operating margin                             7,400,758      7,955,419
                                           -----------    -----------
Operating expenses:
   Operations and maintenance expenses       3,294,018      3,792,907
   Depreciation                              1,135,685      1,035,685
   Taxes, other than federal income            589,001        567,762
   Federal income taxes                        698,680        587,558
                                           -----------    -----------
          Total operating expenses           5,717,384      5,983,912
                                           -----------    -----------
Operating income                             1,683,374      1,971,507
Other income - net                              24,536         71,984
                                           -----------    -----------
Income before interest charges               1,707,910      2,043,491
                                           -----------    -----------
Interest charges:
   Interest on long-term debt                  625,595        636,588
   Amortization of debt expense                  8,161          8,059
   Other interest expense                       80,099        147,686
   Allowance for funds used
     during construction                        (5,595)        (4,967)
                                           -----------    -----------
          Total interest charges               708,260        787,366
                                           -----------    -----------
Income available for common stock          $   999,650    $ 1,256,125
                                           ===========    ===========
Common shares outstanding
 (weighted average):
   Basic                                     1,723,701      1,671,636
                                             ---------      ---------
   Diluted                                   1,779,022      1,720,800

Earnings per common share:                   ---------      ---------
   Basic                                       $  0.58         $ 0.75
                                               -------         ------
   Diluted                                     $  0.57         $ 0.74
                                               -------         ------
Dividends per common share                     $  0.42         $ 0.41
                                               -------         ------


              See Notes to Consolidated Financial Statements

                        ESSEX COUNTY GAS COMPANY

                   CONSOLIDATED STATEMENTS OF INCOME


                                                 NINE MONTHS ENDED

                                            May 31, 1998    May 31, 1997
                                            (Unaudited)     (Unaudited)

Operating revenues                           $46,216,514     $48,022,939
   Less:  Cost of gas                         22,278,575      24,505,502
                                             -----------     -----------
Operating margin                              23,937,939      23,517,437
                                             -----------     -----------
Operating expenses:
   Operations and maintenance expenses         9,657,864      10,348,444
   Depreciation                                3,497,054       3,182,127
   Taxes, other than federal income            1,896,127       1,776,301
   Federal income taxes                        2,361,039       1,953,674
                                             -----------     -----------
          Total operating expenses            17,412,084      17,260,546
                                             -----------     -----------
Operating income                               6,525,855       6,256,891
Other income - net                               174,392         195,737
                                             -----------     -----------
Income before interest charges                 6,700,247       6,452,628
                                             -----------     -----------
Interest charges:
   Interest on long-term debt                  1,889,572       1,688,116
   Amortization of debt expense                   24,368          21,890
   Other interest expense                        381,108         631,881
   Allowance for funds used
     during construction                         (17,437)        (16,153)
                                             -----------     -----------
          Total interest charges               2,277,611       2,325,734
                                             -----------     -----------
Income available for common stock            $ 4,422,636     $ 4,126,894
                                             ===========     ===========
Common shares outstanding
 (weighted average):
   Basic                                       1,705,907       1,659,474
                                               ---------       ---------
   Diluted                                     1,761,564       1,708,614
                                               ---------       ---------
Earnings per common share
   Basic                                          $ 2.59          $ 2.49
                                                  ------          ------
   Diluted                                        $ 2.53          $ 2.44
                                                  ------          ------

Dividends per common share                        $ 1.25          $ 1.22
                                                  ------          ------


                 See Notes to Consolidated Financial Statements

                        ESSEX COUNTY GAS COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   NINE MONTHS ENDED
                                            May 31, 1998    May 31, 1997
                                            (Unaudited)     (Unaudited)

Operating activities:
  Net income                                $ 4,422,636     $ 4,126,894
  Adjustments to reconcile net income       -----------     -----------
   to net cash:
    Depreciation and amortization             3,882,783       3,388,567
    Provision for uncollectible accounts        916,698       1,509,573
    Deferred income taxes                      (595,769)     (1,175,801)
    Non-cash compensation related to ESOP             -          75,000

  Changes in current assets and liabilities:
    Accounts receivable                      (1,878,461)     (4,470,558)
    Inventories                                 819,777       1,227,413
    Prepayments and other                        89,887         467,708
    Accounts payable                           (542,653)     (1,345,633)
    Refundable gas costs                      2,245,136       1,311,320
    Accrued interest                           (600,713)       (756,875)
    Taxes payable                               291,248       1,877,509
    Supplier refunds due customers           (1,276,602)      1,291,720
    Other, net                                 (740,665)        904,018
                                            -----------     -----------
         Total adjustments                    2,610,666       4,303,961
                                            -----------     -----------
     Net cash used in operating activities    7,033,302       8,430,855
                                            -----------     -----------
Investing activities:
  Capital expenditure                        (4,735,655)     (4,834,244)
  Cost of property retirements,
     net of salvage                             (69,769)       (112,482)
                                            -----------     -----------
    Net cash used in investing activities    (4,805,424)     (4,946,726)

Financing activities:
  Dividends paid                             (2,126,799)     (2,018,904)
  Net proceeds from issuance of common stock  1,300,263         806,925
  Proceeds from issuance of long-term debt            -      10,000,000
  Principal retired on long-term debt          (811,965)       (790,648)
  Decrease in supplemental fuel inventory
    obligation                               (1,008,593)     (1,019,155)
  Principal payment on ESOP obligation                -        ( 75,000)
  Net borrowings (repayment) of
     short-term debt                            812,000     (10,325,000)
        Net cash used in financing          -----------     -----------
           activities                        (1,835,094)     (3,421,782)
                                            -----------     -----------
Net increase in cash and cash equivalents       392,784          62,347
Cash and cash equivalents at beginning
  of period                                     434,930         303,526
                                            -----------     -----------
Cash and cash equivalents at end of period  $   827,714    $    365,873
                                            ===========    ============
Supplemental disclosures:
  Cash paid for interest
  (net of amount capitalized)               $ 2,878,324    $  3,062,609
                                            -----------    ------------
  Cash paid for income taxes                $ 3,423,822    $  2,082,465
                                            -----------    ------------

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

B.  Accounts Receivable

    Accounts Receivable - Customers are shown net of allowance for uncollectible accounts of $1,717,484 and $772,000 as of May 31, 1998 and August 31, 1997, respectively.

C.  Restriction on Retained Earnings

    Under the terms of the Indenture of First Mortgage Bonds dated October 1, 1955, as updated by Supplemental Indentures numbered One through Fifteen, retained earnings in the amount of $7,556,058 as of May 31, 1998, were unrestricted as to the payment of cash dividends on Common Stock and the purchase, redemption, or retirement of shares of capital stock.

D.  Commitments and Contingencies

    For information regarding commitments and contingencies, see
    Notes to Consolidated Financial Statements in the Company's
    Annual Report on Form 10-K for the fiscal year ended August
    31, 1997.

E.  Merger Agreement

    The Company has agreed, subject to the terms and conditions of the Agreement and Plan of Merger dated as of December 19, 1997 (the "Merger Agreement") with Eastern Enterprises ("Eastern"), to merge with a wholly-owned subsidiary of Eastern. Upon consummation of the proposed merger, the Company would become a wholly-owned subsidiary of Eastern, and each share of the Company's stock would be converted into the right to receive a number of shares of Eastern common stock equal to the exchange ratio provided for in the Merger Agreement. On June 24, 1998 the Company held a Special Meeting of Stockholders and received stockholder approval for the proposed merger. The proposed merger is still subject to regulatory approvals, required consents and other conditions.


Item 2

      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Results of Operations

    For the Three Months Ended May 31, 1998 and May 31, 1997

    The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during colder months, discontinue service to high volume industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because, unless interruptible margins exceed a certain threshold specified by the Massachusetts Department of Telecommunications and Energy ("MDTE"), the Company must return all margins on such sales directly to the Company's firm customers. Once the threshold is attained, the Company may retain 25% of the margin above the threshold. The amount retained in the three month period ended May 31, 1998 was approximately $4,400.

    The Company's sales are responsive to colder weather as the majority of its firm customers use natural gas for space heating purposes. The Company measures weather through the use of effective degree days and compares to both prior year and "normal" weather as determined by a twenty year average. For the three months ended May 31, 1998 the weather was 15.0% warmer than the same time period in 1997. As a result, the volume of firm sales decreased 11.7% to 1,566,593 Dekatherms ("DKT") for the three months ended May 31, 1998 from 1,774,661 DKT for the three months ended May 31, 1997. The Company's total operating revenues decreased 15.0% to $14,154,192 for the three months ended May 31, 1998 from $16,659,598 for the three months ended May 31, 1997. This decrease was primarily due to warmer weather resulting in a lower volume of firm sales and a 2.0% decrease in the average unit price of gas sold to firm customers. For the three months ended May 31, 1998, firm sales decreased by $2,178,021 (13.5%) and interruptible sales decreased by $341,177 (98.8%) as compared to the three months ended May 31, 1997. The average unit price per DKT of firm gas sold was $8.90 for the three months ended May 31, 1998 compared to $9.08 for the three months ended May 31, 1997.

    Total gas costs, including both firm and interruptible, decreased 22.4% to $6,753,434 for the three months ended May 31, 1998 from $8,704,179 for the three months ended May 31, 1997.
The decrease in gas costs is attributable to the decrease in volume of sales as well as a 4.6% decrease in the Company's unit cost of gas. The unit cost of gas decreased to $4.31 per DKT for the three months ended May 31, 1998 from $4.52 per DKT for the three months ended May 31, 1997. The decrease was due to slightly lower gas product costs billed by suppliers.

    Operations and maintenance expenses decreased 13.2% to $3,294,018 for the three months ended May 31, 1998 compared to $3,792,907 for the three months ended May 31, 1997. The decrease was due primarily to a decrease in injuries and damages costs of $53,163, a decrease in expenses for meter and house regulators in the amount of $51,009, a decrease in outside service costs in the amount of $72,344, a reduction of uncollectible accounts and bad debt expense of $364,090 offset by an increase in selling expenses of $54,272.

    Depreciation expense increased $100,000 (9.7%) for the three months ended May 31, 1998 compared to the three months ended May
31, 1997. This increase was primarily due to an increase in the Company's utility plant.

    Interest charges for the three months ended May 31, 1998 decreased by $79,109 (10.0%) compared to the three months ended
May 31, 1997. The decrease was primarily related to interest due customers on pipeline refunds returned to customers.

   Income available for common stock decreased 20.4% to $999,650 for the three months ended May 31, 1998 from $1,256,125 for the three months ended May 31, 1997. Income per common share decreased to $.58 for the three months ended May 31, 1998 from $0.75 per share for the three months ended May 31, 1997. On a diluted basis the per share amounts were $0.57 and $0.74, respectively. Dividends per common share were $.42 per share for the three months ended May 31, 1998 compared to $.41 per share for the three months ended May 31, 1997 (such dividends were paid April 1, 1998 and 1997, respectfully). In June 1998, the Company declared a dividend of $.42 per share which was paid to share holders on July 1, 1998.


   For the Nine Months Ended May 31, 1998 and May 31, 1997

   Operating revenues for the nine months ended May 31, 1998 decreased 3.8% to $46,216,514 compared to $48,022,939 for the nine months ended May 31, 1997. Firm gas revenues amounted to $45,383,187 for the nine months ended May 31, 1998 compared to $46,371,321 for the same period in 1997, a decrease of 2.1%.
Firm gas volumes decreased 2.2% to 5,075,114 DKT for the nine months ended May 31, 1998 compared to 5,187,401 DKT for the nine month period ended May 31, 1997. The decrease in operating revenues is primarily due to the warmer weather discussed above. The average selling price of firm gas was $8.94 for both the nine month period ended ended May 31, 1998 and May 31, 1997. Interruptible revenues for the nine months ended May 31, 1998 and 1997 were $160,085 and $1,029,411, respectively.

   Operations and maintenance expenses for the nine months ended May 31, 1998 decreased to $9,657,864 from $10,348,444 for the comparable period a year ago. The decrease was due primarily to maintenance cost for gas mains of approximately $95,696, a decrease in outside services of $159,112, a reduction of uncollectible accounts and bad debt expense of $592,875, offset by an increase in selling expenses of $99,860.

   Interest charges decreased $48,122 (2.1%) for the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997. The decrease was primarily related to interest due customers on pipeline refunds returned to the customers which was offset by higher balances on long-term debt.

   Income available for common stock increased by $295,712 to $4,422,636 for the nine months ended May 31, 1998 as compared to $4,126,894 for the same period last year while earnings per share increased to $2.59 ($2.53 diluted) from $2.49 ($2.44 diluted). Dividends were $1.25 and $1.22 per common share, respectively, for these periods.

Liquidity and Capital Resources

   Net cash provided by operating activities for the nine months ended May 31, 1998 was $7,033,302. Cash flows were generated primarily from net income of $4,422,636, depreciation and amortization of $3,882,783, a decrease in inventory of $819,777, refundable gas cost of $2,245,136 and a provision of uncollectable accounts of $916,698. These sources of cash were offset by a decrease in accounts payable of $542,653, an increase in accounts receivable of $1,878,461, a decrease in supplier refund due customers of $1,276,602 and a decrease in deferred taxes of $595,769. The increase in accounts receivable is due to the seasonal nature of the Company's business. The decrease in inventories also resulted from the seasonal nature of the Company's business whereby inventories decrease during the winter months. The cash used for refundable gas costs to customers represents savings in gas costs which are returned to the Company's firm customers as discussed below.

   Occasionally the Company receives refunds from its pipeline supplier as a result of regulatory action by the Federal Energy Regulatory Commission. The supplier refunds are returned by the Company to customers over a twelve month period. The Company did not receive any supplier refunds during the nine months ended May 31, 1998.

   The Company finances its gas inventory with a bank through a special purpose credit agreement which has a maximum financing commitment of $10,000,000 with a floating interest rate. This credit agreement extends from December 12, 1995 through December 31, 2000. As of May 31, 1998, the Company's obligation under this credit agreement was $2,799,195.

   The Company continues to invest a significant amount of capital in its distribution system to satisfy current and expected future customer demand. Funding has traditionally been generated from operations, short-term bank borrowings, issuance of long-term debt and the issuance of additional equity, including the issuance of additional shares of common stock through the Company's Dividend Reinvestment and Common Stock Purchase Plan. During the nine months ended May 31, 1998, the Company raised $996,148 of common stock through its Dividend Reinvestment and Common Stock Purchase Plan (including $100,691 from the cash infusion portion of the Plan) and $451,912.88 of common stock issued to the Company's qualified employee plans. Management anticipates that these and other sources will remain available and will continue to adequately serve the Company's needs.

   Net construction expenditures for the nine months ended May 31, 1998 were $4,917,632 as compared to $4,834,244 for the same period a year ago. Historically, the third quarter of the Company's fiscal year including the three months ended May 31, 1998 has been characterized by increasing capital expenditures, diminishing gas sendout and reduced operating revenues. Cash requirements during this period have historically been satisfied through operations and short-term borrowings. Planned construction expenditures for the remainder of fiscal 1998 are currently estimated at $1,750,000 and planned construction expenditures for fiscal 1999 are currently estimated at $8,000,000. The Company's planned construction expenditures and long-term debt repayments have been, and the Company expects them to continue to be, funded through cash generated by operations and short-term bank borrowings, which the Company anticipates will be replaced from time to time with equity and long-term debt financings.

Merger Agreement

   The Company has agreed, subject to the terms and conditions of the Agreement and Plan of Merger dated as of December 19, 1997 (the "Merger Agreement") with Eastern Enterprises ("Eastern"), to merge with a wholly-owned subsidiary of Eastern. Upon consummation of the proposed merger, the Company would become a wholly-owned subsidiary of Eastern, and each share of the Company's common stock would be converted into the right to receive a number of shares of Eastern common stock equal to the exchange ratio provided for in the Merger Agreement. On June 24, 1998 the Company held a Special Meeting of Stockholders and received Stockholder approval for the proposed merger. The proposed merger is still subject to regulatory approvals, required consent and other conditions.

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

Forward Looking Statements

    The statements contained in the section entitled
"Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are "forward looking statements" (as that term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Management wishes to caution the reader that such forward-looking statements, which include but are not limited to its statements with regard to the impact of transportation customers on the Company's profitability, the impact of changes in the cost of gas and of the CGA mechanism on total margin, its projected capital expenditures and its sources of cash to fund expenditures, its estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms, and its treatment of the Year 2000 issue, are only predictions and estimates regarding future events and circumstances. No assurance can be given that such predictions and estimates will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, uncertainty as to the precise rates for transportation of gas that will be allowed by the regulators and the transportation-only customers, as to the regulatory allowance of recovery charges in the cost of gas, as to demands for capital expenditures and the availability of cash from various sources, and as to the regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.



                     PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          The information called for by this item is unchanged from that filed in the Company's Annual Report on Form
          10-K for fiscal year ended August 31, 1997 filed
          November 26, 1997.

Item 2    Changes in Securities

          None.

Item 3    Defaults Upon Senior Securities

          None.

Item 4    Submission of Matters to a Vote of Security Holders

          The Company's Special Meeting of Shareholders was held on June 24, 1998. For a description of the meeting and the matters voted thereat, see the Company's Notice of Special Meeting of Stockholders and Proxy Statement ("Proxy Statement"), filed with the Securities and Exchange Commission on May 6, 1998, which is incorporated herein by reference. There was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and all such nominees were selected.

          The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted on at the Special Meeting of Stockholders, is as follows:

          1.  Election of Directors

                         Number of Shares

                              For            Withhold




          C.E. Billups        1,464,053      59,897
          B.C. Bixby          1,496,734      27,218
          D.A. Burkhardt      1,496,734      27,218
          E.J. Curtis         1,496,734      27,218
          D.J. Dotson         1,496,734      27,218
          R.P. Hamel          1,496,734      27,218
          R.S. Jackson        1,496,834      27,118
          E.H. Jostrom        1,496,420      27,531
          R.L. Meade          1,496,834      27,118
          K.L. Paul           1,496,734      27,218
          P.H. Reardon        1,496,268      27,682
          R.L. Wellman        1,496,320      27,631

          2. Approval of Agreement and Plan of Merger, dated as of December 19, 1997, by and between Essex County Gas Company and Eastern Enterprises.

                         Number of Shares

               For            Against        Abstain

               1,253,377      46,201         16,814

          3. Approval of the adoption of the 1997 Performance and Equity Incentive Plan.


                         Number of Shares

               For            Against        Abstain

               1,156,810      116,769        43,308


Item 5    Other Information

          None.

Item 6(a) Exhibits

          3.1  Restated Articles of Organization of Essex County
               Gas Company.1

          3.2  By Laws of Essex County Gas Company.2

           27.  Financial Data Schedule.

Item 6(b) Reports on Form 8-K

          A.  Form 8-K filed on June 29, 1998























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



Date:     July 14, 1998