Form 10-K
period 1998-08-31
ESSEX COUNTY GAS COMPANY
filed 1998-11-30
CIK 46189

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

  (MARK ONE)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                         COMMISSION FILE NUMBER 1-8154

                               ESSEX GAS COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                      (FORMERLY ESSEX COUNTY GAS COMPANY)

            MASSACHUSETTS                              04-1427020
       (STATE OF ORGANIZATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

          7 NORTH HUNT ROAD                               01913
       AMESBURY, MASSACHUSETTS                         (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 388-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF CLASS                                               EXCHANGE
         --------------                                               --------
              None                                                      None

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

  Indicate the number of shares outstanding of Registrant's Common Stock, no par value, as of November 23, 1998.

        ALL COMMON STOCK, 100 SHARES, ARE HELD BY EASTERN ENTERPRISES.

  The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ESSEX GAS COMPANY

                                   FORM 10-K

                                 ANNUAL REPORT

                           YEAR ENDED AUGUST 31, 1998

                               ----------------

                               TABLE OF CONTENTS

 ITEM NO.                              TOPIC                               PAGE
 --------                              -----                               ----
                                      PART I
  1.      Business......................................................     1
          General.......................................................     1
          Competition...................................................     1
          Gas Throughput................................................     2
          Gas Supply....................................................     2
          Regulation....................................................     3
          Environmental Matters.........................................     4
          Employees.....................................................     5
  2.      Properties....................................................     4
  3.      Legal Proceedings.............................................     5
  4.      Submission of Matters to a Vote of Security Holders...........     5
                                      PART II
  5.      Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................     7
  6.      Selected Financial Data.......................................     7
  7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     7
  8.      Financial Statements and Supplementary Data...................    11
  9.      Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    28
                                     PART III
 10.      Directors and Executive Officers of the Registrant............    28
 11.      Executive Compensation........................................    28
 12.      Security Ownership of Certain Beneficial Owners and
           Management...................................................    28
 13.      Certain Relationships and Related Transactions................    29
                                      PART IV
 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    29
          Signatures....................................................    30

                                    PART I

ITEM 1: BUSINESS

GENERAL

  Essex Gas Company ("The Company") is a regulated public utility organized under the laws of the Commonwealth of Massachusetts in 1853 that purchases, distributes and sells natural gas to residential, commercial and industrial customers in northeastern Massachusetts. The Company operates in the cities of Haverhill, Newburyport, and Amesbury and fourteen smaller municipalities covering an area of approximately 280 square miles. The Company's service area is primarily comprised of residential communities with a number of small commercial and diversified industrial businesses.

  As discussed in Note K to the Financial Statements, pursuant to an Agreement and Plan of Merger dated as of December 19, 1997 by and between Essex County Gas Company and Eastern Enterprises ("Eastern"), ECGC Acquisition Gas Company, a wholly-owned subsidiary of Eastern, merged with and into the Company on September 30, 1998, by an exchange of all of the Company's stock for approximately 2,047,000 shares of Eastern stock, with the Company surviving the merger as a wholly-owned subsidiary of Eastern (the "Acquisition"). On November 6, 1998 the Company changed its name from Essex County Gas Company to Essex Gas Company.

  For definitions of certain industry specific terms, see the Glossary at the end of Part I and appearing on page 6.

  The Company provides both local transportation services and gas supply for all customer classes. All residential customers currently purchase combined or "bundled" supply and transportation services from the Company. Residential users of natural gas generally experience their highest level of consumption for heating purposes during the winter months. Accordingly, the Company's sales and operating revenues are sensitive to the weather. The Company also offers unbundled local transportation service to its commercial and industrial customers, thereby allowing them to purchase supply from third party marketers. Although migration from firm sales to firm transportation causes gross revenues to decline, it has no impact on the Company's operating earnings. The Company earns all of its margin on the local distribution of gas and none on the resale of the commodity.

  The Company offers both firm and non-firm services. Firm local transportation services and sales are provided under rate tariffs or contracts filed with the Massachusetts Department of Telecommunications and Energy ("MDTE") that typically obligate the Company to provide service without interruption. Non-firm transportation services and sales are generally provided to commercial and industrial customers who can use gas and oil interchangeably. Non-firm services, including sales to other gas companies for resale, are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

COMPETITION

  The Company has no direct competition with respect to the retail distribution of natural gas in its service territory. However, the Company does face competition from alternative fuels in virtually every application.

  The Company's gas business competes principally with oil for industrial boiler uses and oil and electricity for residential and commercial space heating. Competition is primarily based on price.

GAS THROUGHPUT

  The following table per dekatherm ("Dth") provides information with respect to the volumes of gas delivered by the Company during the three years 1996-1998:

                                                         YEARS ENDED AUGUST 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
   Residential..........................................   3,585   3,680   3,698
   Commercial and Industrial............................   1,983   2,062   2,068
   Interruptible........................................      55     758     893
                                                         ------- ------- -------
     Total Sales........................................   5,623   6,500   6,659
   Transportation of Customer-Owned Gas.................      30     --      --
                                                         ------- ------- -------
     Total Throughput...................................   5,653   6,500   6,659
                                                         ======= ======= =======
     Total Firm Throughput..............................   5,568   5,742   5,766
                                                         ======= ======= =======

  Residential customers comprise 90% of the customer base, while commercial and industrial establishments account for the remaining 10%. Volumetrically, residential customers account for 63% of total throughput and 64% of total firm throughput, while commercial and industrial customers account for 37% of total throughput and 36% of total firm throughput.

  No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 1998.

  The Company's largest customer purchases gas on an interruptible basis and accounted for approximately 2.7 percent of annual operating revenues on average over the past three fiscal years ended August 31, 1998. Sales to that customer in 1998 totaled $156,468 or .3 percent of total Company operating revenues.

GAS SUPPLY

  The following table shows the sources of the Company's gas supply requirements for the periods indicated during 1996-1998:

                                                      YEARS ENDED AUGUST 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
   Gas Supply (Dth):
     Natural gas pipeline purchased..................   4,952    5,376    5,307
     Underground storage withdrawn...................     646    1,007    1,062
     Liquefied natural gas produced..................     183      253      477
                                                      -------  -------  -------
     Subtotal........................................   5,781    6,636    6,846
   Losses and Company Use............................    (158)    (136)    (187)
                                                      -------  -------  -------
                                                        5,623    6,500    6,659
                                                      =======  =======  =======

  The Company's supply requirements are purchased directly from domestic and Canadian producers and marketers pursuant to contracts that have been approved by the MDTE or by the Federal Energy Regulatory Commission ("FERC").

  Pipeline supplies are transported on interstate pipeline systems to the Company's service territory pursuant to long-term contracts. FERC-approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. The interstate pipeline companies that provide firm transportation service to the Company's service territory, the peak daily and annual capacity and the contract expiration dates are as follows:

                                                     CAPACITY IN DTH
                                                     ---------------- EXPIRATION
         PIPELINE                                    DAILY   ANNUAL     DATES
         --------                                    ------ --------- ----------
   Tennessee Gas Pipeline Company................... 24,969 9,113,685  11/1/2000
   Tennessee Gas Pipeline Company...................  1,621   591,665  1/14/2003
   Tennessee Gas Pipeline Company...................  2,000   730,000 11/30/2011
   Iroquois Gas Transmission Company................  2,000   730,000 11/30/2011

  The Company also has two contracts with pipeline companies for the storage of natural gas in underground storage fields in New York and Pennsylvania. These contracts provide storage capacity of about 1.2 million Dth and approximately 13,700 Dth of peak day deliverability. Both contracts expire in 2000.

  The Company has entered into an agreement with Distrigas of Massachusetts Corporation which expires on October 31, 2006, that allows the Company to purchase up to 4,000 Dth per day for 151 days of liquefied natural gas ("LNG") in either liquid or vapor form. The Company, at its discretion, may increase purchases under the contract by up to 2,000 Dth per day after appropriate notice. The Company may also reduce quantities purchased if normal sales dip below the normal 1994-95 heating season sendout.

  Through a wholly-owned subsidiary, the Company owns a LNG storage facility located in Haverhill, Massachusetts. The LNG storage facility has a storage capacity of 410,000 Dth and has a daily sendout capacity of 30,000 Dth. At the same location, the Company owns and operates a propane plant that has a storage capacity equivalent of approximately 500,000 gallons with a total daily sendout capacity of 3,500 Dth.

  Based on current information concerning pipeline and supplemental gas supplies, the Company believes that it has adequate resources to meet the requirements of its firm customers.

REGULATION

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates, gas purchases, pipeline safety regulations, issuance of securities, and affiliate transactions are regulated by the MDTE. Rates for firm transportation and sales provided by the Company are subject to approval by, and are on file with, the MDTE. In addition, the Company has a cost of gas adjustment clause ("CGAC") that allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system.

  As discussed in Note K to the Financial Statements, on September 30, 1998, there was an Acquisition of the Company by Eastern, the Weston, Massachusetts based owner of Boston Gas Company ("Boston Gas"). Boston Gas operates a local gas distribution system serving approximately 530,000 customers that is contiguous to the Company's system. On September 17, 1998, the MDTE approved the Acquisition and a rate plan. Under the approved rate plan, there will be a five percent price reduction through the CGAC mechanism, reflecting expected gas supply cost savings, and a ten year freeze of base rates at current levels. The freeze on base rates is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. Gas supply savings are expected to result from the consolidation of the Essex Gas resource portfolio with the Boston Gas portfolio. It is expected that many of the administrative, operations and maintenance functions of the Company will be integrated with those of Boston Gas.

  In the Company's previous rate case, the MDTE approved an annualized base rate increase of approximately $2.1 million. This increase went into effect December 1, 1996.

  On July 18, 1997, the MDTE directed all investor-owned gas distribution companies in Massachusetts to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling for commercial, industrial, and residential customers might proceed. The Company participated in these collaborative discussions, and on July 10, 1998 joined in a motion by the local gas distributors and marketers for approval of a proposed settlement on "model terms and conditions" for unbundled transportation service. This settlement, presently pending before the MDTE, resolves many key issues, but leaves for the MDTE's determination the method by which interstate pipeline capacity currently under contract to serve customers will be assigned as customers migrate from firm sales to firm transportation. The capacity assignment method ultimately approved by the MDTE could permit capacity to be acquired by marketers at less than cost. If this proves to be the case, there can be no assurance that the Company would be permitted to recover such costs until the MDTE has addressed their recoverability. The MDTE's decision on this settlement, as well as the commencement of residential unbundling, is expected in early 1999.

ENVIRONMENTAL MATTERS

  The Company may have or share responsibility under applicable environmental law for the remediation of former manufactured gas plant ("MGP") sites, and one non-MGP site, and may share responsibility with respect to one federal superfund site. Information with respect to these matters may be found at Note J of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

EMPLOYEES

  As of August 31, 1998, the Company had approximately 109 employees, 62% of whom are organized in local unions with which the Company has a collective bargaining agreement that expires in February, 1999.

ITEM 2: PROPERTIES

  The Company's property consists primarily of its distribution system and related facilities. The Company also owns a propane plant with a storage capacity of 500,000 gallons. In addition, the Company, through its wholly-owned subsidiary, LNG Storage, Inc., owns a LNG storage facility with a storage capacity of 410,000 Dth.

  Substantially all of the properties owned by the Company, other than expressly exempted property, are subject to a lien under the indenture securing the Company's First Mortgage Bonds. The indenture calls for a trustee or receiver to take possession of the property if there is a default under its terms. The property exempted from the lien includes cash, receivables, supplemental fuel inventories, materials and supplies, rental appliances, office furniture and equipment, and a LNG storage facility. The LNG storage facility is subject to a separate mortgage note.

  The Company leases its 30,000 square foot corporate headquarters building. The lease agreement expires in October, 2005. The Company also has a division office that is rented under an agreement scheduled to expire on February 28, 1999.

  On August 31, 1998, the Company's distribution system included approximately 770 miles of gas mains, 37,350 services as well as meters and measuring and regulator station equipment, and rental equipment on customers' premises.

  The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned in fee.

  In 1998, the Company's capital expenditures were $6.6 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer demand and for productivity improvements. The Company plans to spend approximately $6.8 million for similar purposes in 1999.

ITEM 3: LEGAL PROCEEDINGS

  There are certain routine non-material claims incidental to its business pending against the Company, all of which are covered by insurance or reserves. Management believes that the Company has adequate defenses against these claims and it is the Company's intention to contest these claims. In view of the insurance coverages and reserves, the potential liabilities are not expected to materially affect the financial condition of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                   GLOSSARY

  BUNDLED SERVICE--Two or more services tied together as a single product. Services include gas sales at the city gate, interstate transportation, local transportation, balancing daily swings in customer loads, storage, and peak-shaving services.

  CAPACITY--The capability of pipelines and supplemental facilities to deliver and/or store gas.

  CITY GATE--Physical interconnection between an interstate pipeline and the local distribution company.

  CORE CUSTOMER--Generally, customers with no readily available energy services alternative.

  FIRM SERVICE--Sales and/or transportation service provided without interruption throughout the year. Uninterrupted seasonal services are also available for less than 365 days. Firm services are provided under either filed rate tariffs or through individually negotiated contracts.

  GAS MARKETER (BROKER)--A non-regulated buyer and seller of gas.

  INTERSTATE TRANSPORTATION--Transportation of gas by an interstate pipeline to the city gate.

  LOCAL DISTRIBUTION COMPANY (LDC)--A utility that owns and operates a gas distribution system for the delivery of gas supplies from the city gate to end-user facilities.

  LOCAL TRANSPORTATION SERVICE--Transportation of gas by the LDC from the city gate to end-user facilities.

  NON-CORE CUSTOMERS--Generally, those customers with readily available, economically viable alternatives to gas.

  NON-FIRM SERVICE--Sales and transportation service offered at a lower level of reliability and cost. Under this service, the LDC can interrupt customers on short notice, typically during the winter season. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's energy alternative.

  THROUGHPUT--Gas volume delivered to customers through the LDC's gas distribution system.

  UNBUNDLED SERVICE--Service that is offered and priced separately, such as separating the cost of gas commodity delivered to the LDC's city gate from the cost of transporting the gas from the city gate to the end user. Unbundled services can also include daily or monthly balancing, back-up or stand-by services and pooling. With unbundled services, customers have the opportunity to select only the services they desire.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock was traded on the NASDAQ/NMS through September 29, 1998 under the symbol "ECGC." On September 30, 1998, Essex Gas Company was acquired by Eastern and continues to be held as a wholly-owned subsidiary. The following table sets forth, for the quarters indicated, the high and low sale prices as reported by NASDAQ/NMS, and the cash dividends per share declared in such quarters.

                                                         MARKET PRICE    CASH
                                                        -------------- DIVIDENDS
                                                         HIGH    LOW   PER SHARE
                                                        ------ ------- ---------
Fiscal Year Ended August 31, 1997
  First Quarter........................................ $27.00 $ 24.00   $0.40
  Second Quarter.......................................  25.75   24.25    0.41
  Third Quarter........................................  26.00   24.25    0.41
  Fourth Quarter.......................................  27.00   25.25    0.41
Fiscal Year Ended August 31, 1998
  First Quarter........................................ $32.75 $ 26.00    0.41
  Second Quarter.......................................  49.00   31.25    0.42
  Third Quarter........................................  47.00   44.00    0.42
  Fourth Quarter.......................................  47.13   44.00    0.42
September 1 (through September 29, 1998)............... $49.25 $43.875   $0.42*

--------
* Paid on October 1, 1998 to shareholders of record on September 2, 1998.

  The Company has paid regular dividends since 1914. Common Stock dividend payments in fiscal 1998 totaled $1.67 per share, as compared to $1.63 in fiscal 1997.

ITEM 6: SELECTED FINANCIAL DATA

  Not required.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AUGUST 31, 1998 COMPARED TO AUGUST 31, 1997

  Net earnings applicable to common stock for 1998 were $4.3 million, an increase of $.3 million or 8% as compared to 1997. The increase primarily reflects customer growth, the annualized effect of a base rate increase granted by the MDTE effective December 1, 1996 and lower operations and maintenance expense. The improvement in earnings was partially offset by warmer weather and a higher charge for depreciation reflecting continued investment in system replacement and expansion. Weather for 1998 was 11% warmer than normal and 9% warmer than 1997.

AUGUST 31, 1997 COMPARED TO AUGUST 31, 1996

  Net earnings applicable to common stock for 1997 were $4.0 million, an increase of $.1 million or 3% as compared to 1996. This increase primarily reflects customer growth and the effect of a $2.1 million annualized rate increase granted by the MDTE effective December 1, 1996, partially offset by higher operating and maintenance expense and increased depreciation expense. The latter reflects continued investment in system replacement and expansion as well as a higher depreciation rate granted in the Company's rate decision. Weather for 1997 was 2% warmer than normal and 4% warmer than 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1999 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

  The Company expects capital expenditures for 1999 to be $6.8 million. Capital expenditures will be largely for improvements to the distribution system, for system expansion to meet customer demand and for productivity improvements.

REGULATORY AND ACCOUNTING ISSUES

  On September 30, 1998, there was an Acquisition of the Company by Eastern, the Weston, Massachusetts based owner of Boston Gas. Boston Gas operates a local gas distribution system serving approximately 530,000 customers that is contiguous to the Essex Gas system. On September 17, 1998, the MDTE approved the Acquisition and a rate plan. Under the approved rate plan, there will be a five percent price reduction through the CGAC mechanism, reflecting projected gas supply cost savings, and a ten year freeze of base rates at current levels. The freeze on base rates is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. Gas supply savings are expected to result from the consolidation of the Essex Gas resource portfolio with the Boston Gas portfolio. It is expected that many of the administrative, operations and maintenance functions of Essex Gas will be integrated with those of Boston Gas. (See Footnote K to the Financial Statements for a description of the merger transaction and related costs.)

  On July 18, 1997, the MDTE directed all investor-owned gas distribution companies in Massachusetts to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling for commercial, industrial, and residential customers might proceed. The Company participated in these collaborative discussions, and on July 10, 1998 joined in a motion by local gas distributors and marketers for approval of a proposed settlement on "model terms and conditions" for unbundled transportation service. This settlement, presently pending before the MDTE, resolves many key issues, but leaves for the MDTE's determination the method by which interstate pipeline capacity currently under contract to serve customers will be assigned as customers migrate from firm sales to firm transportation. The capacity assignment method ultimately approved by the MDTE could permit capacity to be acquired by marketers at less than cost. If this proves to be the case, there can be no assurance that the Company would be permitted to recover such costs until the MDTE has addressed their recoverability. The MDTE's decision on this settlement, as well as the commencement of residential unbundling, is expected in early 1999.

NEW ACCOUNTING STANDARDS

  In March 1998, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The statement requires restatement of prior years' earnings per share. The Company adopted this statement for its fiscal year ended August 31, 1998.

YEAR 2000 ISSUE

  On September 30, 1998, there was an Acquisition of the Company by Eastern, the parent company of Boston Gas. (See Note K to Financial Statements). It is expected that the Company's Year 2000 issues will be addressed through the integration of its operations with those of its affiliate Boston Gas. The Company will bear the cost of integrating with the Boston Gas systems at a cost of approximately $1 million. Boston Gas' Year 2000 plan is as follows:

STATE OF READINESS

  Boston Gas has assessed the impact of the year 2000 with respect to its Information Technology ("IT") systems and embedded chip technology systems as well as the potential exposure to significant third party risks. Accordingly, Boston Gas has initiated and completed substantial portions of a plan to replace or modify existing systems and technology as required and to assure itself that major customers and critical vendors are also addressing these issues.

  With respect to IT systems, Boston Gas has tested and certified as year 2000 ready, four of its eleven mission critical business systems. Of the remaining, one system is scheduled for certification in the fourth quarter of 1998; four are scheduled for replacement in the fourth quarter of 1998; and the last two are scheduled for replacement by the second quarter of 1999. All less than critical application systems will be tested and/or upgraded by the second quarter of 1999. Conversion and testing of all mainframe hardware and systems software has been completed and the remaining non-compliant components of the client-server and data/voice communications infrastructure are scheduled for completion by the fourth quarter of 1998. Replacement or remediation of non-compliance E-mail and desktop hardware and software systems are scheduled for completion by the second quarter of 1999.

  With respect to embedded chip systems, Boston Gas has completed an inventory and expects to complete its assessment and action plan in the fourth quarter of 1998. All remediation, conversion and testing are scheduled for completion in the second quarter of 1999.

  Boston Gas has identified material third party relationships and expects to complete a detailed survey and assessment of third party readiness by the fourth quarter of 1998, with selected testing and implementation of risk mitigation strategies for significant vendors scheduled for completion by the second quarter of 1999. However, there can be no assurance that third party systems on which Boston Gas' systems rely will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

COST OF YEAR 2000 REMEDIATION

  Boston Gas expects the cost of year 2000 compliance will approximate $13 million. Approximately 65% of these costs will be incurred under capital projects that have or will result in added capabilities while also addressing the year 2000 issues. As of September 30, 1998, approximately $8.3 million of year 2000 compliance costs have been incurred.

RISKS OF YEAR 2000 ISSUES

  Boston Gas has assessed the most reasonably likely worst case year 2000 scenario. Given Boston Gas' efforts to minimize the risk of year 2000 failure by its internal systems, Boston Gas believes the worst case scenario would occur if its primary telecommunications vendor and/or its electricity supplier experiences a year 2000 failure which results in an outage. An outage would require Boston Gas to enact disaster recovery measures to enable the continuation of service to its customers. Such measures would include utilizing the Boston Gas co-generation capability for electrical power, relocating the customer inquiry function, and using a wireless network for communications.

CONTINGENCY PLANS

  Boston Gas expects to develop and put in place detailed business contingency plans by the second quarter of 1999.

FORWARD-LOOKING INFORMATION

  This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

  Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of the Acquisition by Eastern and other strategic initiatives on earnings and cash flow, temperatures above or below normal in the Company's service area, changes in economic conditions, including interest rates, the timetable and cost for completing Boston Gas' Year 2000 plans, the impact of third party Year 2000 issues, regulatory and court decisions and developments with respect to previously disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (a) Financial Statements Required by Regulation S-X

                       CONSOLIDATED STATEMENTS OF INCOME

                                            FISCAL YEARS ENDED AUGUST 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
OPERATING REVENUES...................... $50,820,950  $53,534,734  $49,929,389
Less: Cost of gas.......................  24,154,488   27,272,268   24,976,802
                                         -----------  -----------  -----------
 Operating margin.......................  26,666,462   26,262,466   24,952,587
                                         -----------  -----------  -----------
OPERATING EXPENSES:
 Operations and maintenance expenses....  11,772,403   12,291,661   11,976,067
 Depreciation...........................   3,752,714    3,372,714    2,697,241
 Taxes, other than federal income.......   2,039,653    1,986,927    1,816,929
 Federal income taxes...................   1,982,723    1,889,601    1,793,360
                                         -----------  -----------  -----------
    TOTAL OPERATING EXPENSES............  19,547,493   19,540,903   18,283,597
                                         -----------  -----------  -----------
OPERATING INCOME........................   7,118,969    6,721,563    6,668,990
OTHER INCOME, NET.......................     228,002      337,707        1,997
                                         -----------  -----------  -----------
INCOME BEFORE INTEREST CHARGES..........   7,346,971    7,059,270    6,670,987
                                         -----------  -----------  -----------
INTEREST CHARGES:
 Interest on long-term debt.............   2,515,169    2,338,112    1,967,073
 Amortization of deferred debt expense..      32,620       30,578       27,499
 Other interest expense.................     554,406      750,895      873,198
 Allowance for funds used during
  construction..........................     (27,432)     (26,834)     (46,143)
                                         -----------  -----------  -----------
    TOTAL INTEREST CHARGES..............   3,074,763    3,092,751    2,821,627
                                         -----------  -----------  -----------
NET INCOME..............................   4,272,208    3,966,519    3,849,360
 ANNUAL REDEEMABLE
 PREFERRED DIVIDEND REQUIREMENTS........         --           --       (13,860)
                                         -----------  -----------  -----------
INCOME AVAILABLE FOR COMMON STOCK....... $ 4,272,208  $ 3,966,519  $ 3,835,500
                                         ===========  ===========  ===========
SHARES OF COMMON STOCK OUTSTANDING
(WEIGHTED AVERAGE):
 Basic..................................   1,711,379    1,664,677    1,626,315
                                         -----------  -----------  -----------
 Diluted................................   1,766,608    1,714,596    1,672,841
                                         -----------  -----------  -----------
EARNINGS PER COMMON SHARE:
 Basic.................................. $      2.50  $      2.38  $      2.36
                                         -----------  -----------  -----------
 Diluted................................ $      2.45  $      2.34  $      2.32
                                         -----------  -----------  -----------
CASH DIVIDENDS DECLARED PER COMMON
 SHARE.................................. $      1.67  $      1.63  $      1.59
                                         -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       AUGUST 31,   AUGUST 31,
                                                          1998         1997
                                                      ------------ ------------
GAS PLANT, AT COST................................... $110,168,004 $104,540,111
 Less: Accumulated depreciation......................   28,151,230   25,021,795
                                                      ------------ ------------
NET PLANT............................................   82,016,774   79,518,316
                                                      ------------ ------------
Other property and investments.......................      739,686      718,838
                                                      ------------ ------------
Capitalized Leases (net of accumulated amortization
 of $539,823 in 1998 and $518,975 in 1997)...........      550,939      604,822
                                                      ------------ ------------
CURRENT ASSETS:
 Cash and cash equivalents...........................      254,493      434,930
 Accounts receivable (net of allowance for
  uncollectible accounts of $558,757 in 1998 and
  $772,233 in 1997)..................................    1,790,833    2,664,531
 Supplemental fuel inventory.........................    4,178,459    4,131,520
 Materials and supplies (at average cost)............      511,231      560,493
 Prepaid deferred income taxes.......................      587,308      100,105
 Prepayments and other...............................    1,720,013      622,024
 Recoverable gas costs...............................          --       320,909
                                                      ------------ ------------
    TOTAL CURRENT ASSETS.............................    9,042,337    8,834,512
                                                      ------------ ------------
DEFERRED CHARGES:
 Regulatory assets...................................    1,174,601    1,790,966
 Unamortized debt expense and other..................    3,066,002    1,278,367
                                                      ------------ ------------
    TOTAL DEFERRED CHARGES...........................    4,240,603    3,069,333
                                                      ------------ ------------
    TOTAL ASSETS..................................... $ 96,590,339 $ 92,745,821
                                                      ============ ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                        AUGUST 31,  AUGUST 31,
                                                           1998        1997
                                                        ----------- -----------
COMMON STOCK EQUITY.................................... $38,295,586 $35,408,645
LONG-TERM DEBT, LESS CURRENT PORTION...................  28,199,000  28,799,000
                                                        ----------- -----------
    TOTAL CAPITALIZATION...............................  66,494,586  64,207,645
                                                        ----------- -----------
NONCURRENT OBLIGATIONS UNDER CAPITAL LEASES............     492,366     550,939
                                                        ----------- -----------
CURRENT LIABILITIES:
 Current portion of long-term debt.....................     675,361     960,535
 Current obligation under capital leases...............      58,573      53,883
 Obligations under supplemental fuel inventory.........   4,056,828   3,807,788
 Notes payable, banks..................................   6,825,000   3,313,000
 Accounts payable......................................   2,024,036   3,092,859
 Accrued interest......................................     820,116     803,237
 Taxes payable.........................................       7,861     157,098
 Refundable gas costs due customers....................     721,388         --
 Accrued transition costs..............................         --      401,465
 Supplier refund due customers.........................     159,243   1,567,364
 Other.................................................     118,179     320,308
                                                        ----------- -----------
    TOTAL CURRENT LIABILITIES..........................  15,466,585  14,477,537
                                                        ----------- -----------
COMMITMENTS AND CONTINGENCIES
DEFERRED CREDITS:
 Accumulated deferred income taxes.....................   9,624,844   8,941,079
 Unamortized investment tax credit.....................   1,071,368   1,141,132
 Deferred directors' fees..............................     951,219   1,106,358
 Regulatory liabilities................................   1,270,808   1,187,310
 Other.................................................   1,218,563   1,133,821
                                                        ----------- -----------
    TOTAL DEFERRED CREDITS.............................  14,136,802  13,509,700
                                                        ----------- -----------
    TOTAL CAPITALIZATION AND LIABILITIES............... $96,590,339 $92,745,821
                                                        =========== ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                               FISCAL YEARS ENDED AUGUST 31,
                                            -----------------------------------
                                               1998        1997        1996
                                            ----------- ----------- -----------
BALANCE AT BEGINNING OF YEAR............... $15,094,008 $13,833,767 $12,576,695
 Net income................................   4,272,208   3,966,519   3,849,360
                                            ----------- ----------- -----------
    TOTAL..................................  19,366,216  17,800,286  16,426,055
                                            ----------- ----------- -----------
 Cash dividends declared:
 Redeemable preferred stock................         --          --       13,860
 Common stock..............................   2,851,660   2,706,278   2,578,428
                                            ----------- ----------- -----------
    TOTAL..................................   2,851,660   2,706,278   2,592,288
                                            ----------- ----------- -----------
BALANCE AT END OF YEAR..................... $16,514,556 $15,094,008 $13,833,767
                                            =========== =========== ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             FISCAL YEARS ENDED AUGUST 31,
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
OPERATING ACTIVITIES:
 NET INCOME.............................  $ 4,272,208  $ 3,966,519  $ 3,849,360
                                          -----------  -----------  -----------
 Adjustments to reconcile net income to
  net cash:
  Depreciation and amortization,
   including amounts related to non-
   utility operations...................    4,167,438    3,787,613    3,138,655
  Provisions for uncollectible
   accounts.............................     (213,476)     119,441       57,792
  Deferred income taxes.................      178,884     (812,633)   1,950,962
  Noncash compensation associated with
   ESOP.................................          --        75,000      150,000
 Changes in current assets and
  liabilities:
  Accounts receivable...................    1,087,174     (899,975)    (242,390)
  Inventories including fuel............        2,323     (132,262)   2,512,221
  Prepayments and other.................   (1,097,989)         478     (271,842)
  Accounts payable......................   (1,068,823)    (970,970)   1,077,522
  Supplier refund obligations...........   (1,408,121)   1,291,720   (2,179,095)
  Taxes payable/receivable..............     (149,237)   1,019,266     (802,472)
  Recoverable (refundable) gas costs....    1,042,297      149,857   (2,960,944)
  Deferred merger costs.................   (1,666,378)         --           --
  Other, net............................     (132,238)     469,023      (53,011)
                                          -----------  -----------  -----------
  Total adjustments.....................      741,854    4,096,558    2,377,398
                                          -----------  -----------  -----------
   NET CASH PROVIDED BY OPERATING
    ACTIVITIES..........................    5,014,062    8,063,077    6,226,758
                                          -----------  -----------  -----------
INVESTING ACTIVITIES:
 Utility capital expenditures...........   (6,591,302)  (6,894,633)  (8,027,623)
 Payments for retirements of property,
  plant and equipment, net..............      (74,466)     (99,602)    (258,352)
 Purchase of investment.................          --      (570,113)         --
 Sale of investment.....................          --       570,113          --
                                          -----------  -----------  -----------
   NET CASH USED IN INVESTING
    ACTIVITIES..........................   (6,665,768)  (6,994,235)  (8,285,975)
                                          -----------  -----------  -----------
FINANCING ACTIVITIES:
 Dividends paid.........................   (2,851,660)  (2,706,278)  (2,592,288)
 Issuance of common stock...............    1,447,063    1,048,703      856,007
 Issuance of long-term debt.............          --     9,827,190          --
 Retirements of preferred stock.........          --           --      (336,000)
 Principal retired on long-term debt....     (885,l74)    (854,831)    (828,758)
 Changes in supplemental fuel
  inventory.............................      249,040      449,778   (1,773,143)
 Changes in notes payable, banks........    3,512,000   (8,627,000)   7,050,000
 Payment of ESOP debt...................          --       (75,000)    (150,000)
                                          -----------  -----------  -----------
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES................    1,471,269     (937,438)   2,225,818
                                          -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................     (180,437)     131,404      166,601
Cash and cash equivalents at beginning
 of year................................      434,930      303,526      136,925
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR...................................  $   254,493  $   434,930  $   303,526
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
  Interest (net of amount capitalized)..  $ 3,057,884  $ 3,227,502  $ 2,708,961
  Income taxes..........................  $ 3,518,822  $ 2,682,465  $ 1,407,476

  The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                      AUGUST 31,   AUGUST 31,
                                                         1998         1997
                                                      -----------  -----------
COMMON STOCK EQUITY:
  Common stock, no par value, 5,000,000 authorized
   shares. Issued and outstanding 1,729,007 shares at
   August 31, 1998 and 1,685,318 issued and
   outstanding at August 31, 1997.................... $21,805,225  $20,320,890
  Unrealized gain (loss) on investments available for
   sale, net.........................................     (24,195)      (6,253)
  Retained earnings..................................  16,514,556   15,094,008
                                                      -----------  -----------
                                                       38,295,586   35,408,645
                                                      -----------  -----------
LONG-TERM DEBT:
FIRST MORTGAGE BONDS:
  10 1/4 percent, due serially from 1994 to 2003.....   3,600,000    4,200,000
  10.10 percent, due serially from 2010 to 2020......   8,000,000    8,000,000
  7.28 percent due serially from 2008 to 2017........  10,000,000   10,000,000
                                                      -----------  -----------
                                                       21,600,000   22,200,000
                                                      -----------  -----------
MORTGAGE NOTE:
  8 1/2 percent, due serially from 1976 to 1998......      75,361      360,535
                                                      -----------  -----------
DEBENTURES:
  8 5/8 percent, due 2006............................   2,245,000    2,245,000
  8.15 percent, due 2017.............................   4,954,000    4,954,000
                                                      -----------  -----------
                                                        7,199,000    7,199,000
                                                      -----------  -----------
    TOTAL DEBT.......................................  28,874,361   29,579,535
  Less: Current portion maturing and payable.........     675,361      960,535
                                                      -----------  -----------
TOTAL LONG-TERM DEBT.................................  28,199,000   28,799,000
                                                      -----------  -----------
    TOTAL CAPITALIZATION............................. $66,494,586  $64,207,645
                                                      ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

  Essex Gas is a public utility engaged in the distribution and sale of natural gas for residential, commercial and industrial uses. Its service area is northeastern Massachusetts.

REGULATION

  The Company is subject to regulation by the MDTE with respect to its rates and accounting practices. For the periods presented, the accounting policies conform to generally accepted accounting principles as applied to regulated public utilities and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standard No. ("SFAS") 71, "Accounting for Certain Types of Regulation". Under SFAS No. 71, a utility is allowed to defer certain costs that otherwise would be expensed in recognition of the ability to recover them in future rates.

  The Company has established regulatory assets in cases where the MDTE has permitted or is expected to permit the recovery of specific costs over time. As of August 31, 1998, regulatory assets include approximately $440,000 for environmental costs, $260,000 related to a settlement payment for a supplemental retirement plan, and $389,000 related to deferred income taxes. Included in deferred credits is a regulatory liability of $665,000 related to deferred income taxes. Assuming a cost-of-service based regulatory structure, regulators may permit incurred costs, normally treated as expenses, to be deferred and recovered through future rates. Through their actions, regulators may also reduce or eliminate the value of an asset, or create a liability. As described in Footnote K to the Financial Statements, the Company will be unable to continue its application of SFAS No. 71 effective with the Acquisition by Eastern Enterprises.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

  The consolidated financial statements include the accounts of LNG Storage, Inc., a wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

  Cash equivalents are defined as investments with an original maturity of three months or less.

GAS OPERATING REVENUES

  Gas operating revenues are recorded when billed. Revenue is not recorded for the amount of gas distributed to customers, which is unbilled at the end of the period; however, the cost of this gas is deferred as discussed below at Cost of Gas Adjustment Clause and Deferred Gas Costs.

COST OF GAS ADJUSTMENT CLAUSE AND DEFERRED GAS COSTS

  The cost of gas adjustment clause ("CGAC") requires the Company to adjust its rates semi-annually for firm gas sales in order to track changes in the cost of gas distributed with an annual adjustment of subsequent rates for any collection over or under actual costs incurred. As a result, the Company defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to a period in which the gas is billed to customers.

DEPRECIATION

  Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service, was 3.70 percent in 1998, 3.53 percent in 1997 and 3.03 percent in 1996.

  Accumulated depreciation is charged with the original cost and cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

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

EARNINGS PER SHARE

  In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. The statement requires restatement of prior years' earnings per share. The company has adopted this statement for its fiscal year ended August 31, 1998.

RECLASSIFICATIONS

  Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

B. SUPPLEMENTAL FUEL INVENTORY

  The Company, with MDTE approval, finances its supplemental gas inventory through a single purpose financing arrangement extending through December 31, 2000. The credit agreement provides for a total commitment of up to $10,000,000 and is secured by storage gas. All costs related to the financing are recoverable from customers. The effective interest cost of the financing was 6.20% in 1998 and 6.1% in 1997.

C. COMMON STOCK

  Common Stock activity for the three-year period ended August 31, 1998, is as follows:

                                                     ADDITIONAL
                               NUMBER OF   COMMON      PAID-IN
                                SHARES      STOCK      CAPITAL
                               --------- ----------- -----------
   BALANCE, AUGUST 31, 1995..  1,607,061   4,017,653  14,311,026
     Dividend reinvestment
      plan...................     19,754     366,787     100,916
     Amortization of capital
      stock expense..........        --       50,229         --
     Employee stock plans....     11,319     226,881      52,370
     Sale of common stock....      4,356      97,283      11,770
     Conversion to no par
      value..................        --   14,476,082 (14,476,082)
                               --------- ----------- -----------
   BALANCE, AUGUST 31, 1996..  1,642,490  19,234,915         --
     Dividend reinvestment
      plan...................     19,733     475,380         --
     Amortization of capital
      stock expense..........        --       37,272         --
     Employee stock plans....     17,794     438,252         --
     Sale of common stock....      5,301     135,071         --
                               --------- ----------- -----------
   BALANCE, AUGUST 31, 1997..  1,685,318 $20,320,890         --
     Dividend reinvestment
      plan...................     12,652     476,579         --
     Amortization of capital
      stock expense..........        --       37,272         --
     Employee stock plans....     27,967     865,061         --
     Sale of common stock....      3,070     105,423         --
                               --------- ----------- -----------
   BALANCE, AUGUST 31, 1998..  1,729,007 $21,805,225 $       --
                               ========= =========== ===========

CONVERSION OF STOCK TO NO PAR VALUE

  The shareholders approved conversion of Common Stock from $2.50 par value to no par value effective September 15, 1995.

D. RESTRICTION ON RETAINED EARNINGS

  Under the terms of the indenture securing the First Mortgage Bonds, retained earnings in the amount of $6,680,789 as of August 31, 1998, were unrestricted as to the payment of cash dividends on common stock and the purchase, redemption or retirement of shares of common stock.

E. INTERIM FINANCING AND LONG-TERM DEBT

  The Company periodically borrows from banks on an unsecured, short-term basis. At August 31, 1998, the Company had $6,825,000 of outstanding notes payable with a weighted average interest rate of 6.45 percent under available lines of credit totaling $17,000,000. The annual commitment fees related to these lines of credit are between 1/8 percent and 3/8 percent on the total amount of the line.

  Substantially all plant assets are pledged as collateral under the terms of the indenture of First Mortgage Bonds. The 8 1/2 percent Mortgage Note represents an obligation secured by the liquefied gas storage facility in Haverhill, Massachusetts. In accordance with the terms of the indenture of First Mortgage Bonds, the Note Purchase Agreement of the sinking fund notes and the Mortgage Note, the Company is required to make specified sinking fund payments and other maturities of long-term debt of $675,631 in 1999, $600,000 in 2000, $600,000 in 2001, $600,000 in 2002 and $26,399,000 thereafter.

F. DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

  The estimated fair values of the Company's long-term debt at August 31, 1998 and 1997 are $37,772,562 and $35,202,321, respectively, as compared to the carrying value of $28,199,000 and $28,799,000, respectively. The estimated fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity. The fair value shown above does not purport to represent the amount at which these obligations could be settled.

  The carrying value of cash approximates fair value.

G. INCOME TAXES

  The components of the provision for income taxes are as follows:

                                              1998        1997        1996
                                           ----------  ----------  ----------
   FEDERAL
     Current.............................. $1,948,230  $2,258,000  $  294,144
     Deferred.............................    104,257    (298,635)  1,569,000
     Amortization of investment tax
      credit..............................    (69,764)    (69,764)    (69,784)
                                           ----------  ----------  ----------
       TOTAL FEDERAL......................  1,982,723   1,889,601   1,793,360
                                           ----------  ----------  ----------
   STATE
     Current..............................    395,957     454,643      58,643
     Deferred.............................     20,686     (64,000)    321,000
                                           ----------  ----------  ----------
       TOTAL STATE........................    416,643     390,643     379,643
                                           ----------  ----------  ----------
       TOTAL INCOME TAXES................. $2,399,366  $2,280,244  $2,173,003
                                           ==========  ==========  ==========

  A reconciliation of federal income taxes calculated at the statutory rate with income tax expense shown in the financial statements for each of the three years ended August 31, is as follows:

                                               1998        1997        1996
                                            ----------  ----------  ----------
   Federal statutory rate.................       34.0%       34.0%       34.0%
                                            ==========  ==========  ==========
   Federal income tax expense at statutory
    rates.................................  $2,265,922  $2,117,753  $2,048,628
   Increase (decrease) in taxes resulting
    from:
     Amortization of investment tax
      credit..............................     (69,764)    (69,764)    (69,784)
     State taxes, net of federal benefit..     274,984     257,824     250,564
     Other................................     (71,776)    (25,569)    (56,405)
                                            ----------  ----------  ----------
       TOTAL INCOME TAX EXPENSE...........  $2,399,366  $2,280,244  $2,173,003
                                            ==========  ==========  ==========
   EFFECTIVE INCOME TAX RATE..............       36.0%       36.6%       36.1%
                                            ==========  ==========  ==========

  The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. A regulatory asset of $389,000 was established for deferred taxes not previously recovered as a result of the flow through to customers for temporary timing differences in prior years. This balance is being recovered over the estimated remaining lives of the property. A regulatory liability of $665,000 was established for the tax benefit of unamortized investment tax credits, which SFAS No. 109 requires to be treated as a temporary difference. This benefit is being passed on to customers over the lives of property giving rise to the investment credits. Significant items making up deferred tax assets and liabilities at August 31, 1998 and 1997 are as follows:

                                                           1998        1997
                                                        ----------- -----------
   Liabilities
     Utility Plant--primarily depreciation............. $11,698,486 $11,399,390
     Other.............................................     310,250     476,162
                                                        ----------- -----------
       TOTAL LIABILITIES............................... $12,008,736 $11,875,552
                                                        ----------- -----------
   Assets
     Investment tax credits............................     664,765     708,053
     Deferred directors fees...........................     364,222     423,624
     Unbilled revenue..................................     243,418     317,513
     Reserve for uncollectible receivables.............     213,948     295,688
     Deferred Gas Costs................................     276,219         --
     Supplier refund...................................         --      600,144
     Capitalized cost--inventory.......................     928,282     443,739
     Other.............................................     280,346     245,817
                                                        ----------- -----------
       TOTAL ASSETS....................................   2,971,200   3,034,578
                                                        ----------- -----------
   ACCUMULATED DEFERRED INCOME TAXES, NET.............. $ 9,037,536 $ 8,840,974
                                                        =========== ===========

  The net year-end deferred income tax liabilities above are net of current deferred tax assets of $587,308 and $100,105 respectively, which are included in prepaid deferred income taxes in the accompanying Consolidated Balance Sheets.

H. LEASES

  The Company is obligated under various lease agreements for certain facilities and equipment used in operations. Total expenditures under operating leases were $285,211 in 1998, $298,789 in 1997 and $315,152 in 1996.
A summary of property classified as capital leases as of August 31, 1998 and 1997 is as follows:

                                                             1998       1997
                                                          ---------- ----------
   Buildings............................................. $1,123,796 $1,123,796
   Less: Accumulated depreciation........................    572,857    518,974
                                                          ---------- ----------
                                                          $  550,939 $  604,822
                                                          ========== ==========

  In accordance with the rate treatment allowed by the MDTE, depreciation expense of $53,883, $49,568 and $45,600, along with interest of $48,617, $52,931, $56,850 related to the capital lease, is included in other operating expenses for the years ended August 31, 1998, 1997 and 1996, respectively.

  The Company also has various operating lease agreements for equipment, vehicles and office space. The remaining minimum annual rental commitment for these and all other non-cancelable leases is as follows:

                                                 CAPITAL LEASES OPERATING LEASES
                                                 -------------- ----------------
   1999.........................................    $102,500         121,726
   2000.........................................     102,500          78,111
   2001.........................................     102,500          22,569
   2002.........................................     102,500           2,012
   Thereafter...................................     324,406             --
                                                    --------        --------
   Total minimum lease payments.................    $734,406        $224,418
                                                                    ========
   Less: Amount representing interest...........     183,467
                                                    --------
                                                    $550,939
                                                    ========

I. EMPLOYEE BENEFITS

PENSION PLANS

  The Company has two pension plans covering substantially all employees.

  Net pension cost included the following components:

                                            1998          1997        1996
                                         -----------  ------------ -----------
   Service cost--benefits earned during
    the year...........................  $   318,872  $    286,362 $   268,542
   Interest cost on projected benefit
    obligations........................      778,479       752,921     722,354
   Actual return on plan assets........   (1,700,203)  (1,741,366)  (1,125,838)
   Net amortization and deferral.......      928,453     1,134,587     609,010
                                         -----------  ------------ -----------
     NET PENSION COST..................  $   325,601  $    432,504 $   474,068
                                         ===========  ============ ===========


  The expected long-term rate of return on assets was 9.0 percent in 1998 and
8.5 percent in both 1997 and 1996. The discount rate used in determining the actuarial present value of the projected obligation was 7.0 percent in 1998,
7.5 percent in 1997 and 8.0 percent in 1996. The expected rate of pay increase was 5.0 percent in 1998, 5.0 percent in 1997 and 6.0 percent in 1996.

  The following table sets forth the funding status of pension plans and amounts recognized in the Company's balance sheets based on a measurement date of August 31:

                                                               1998     1997
                                                              -------  -------
                                                              (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested benefit obligation..............................  $10,168  $ 9,257
                                                              =======  =======
   Accumulated benefit obligation...........................  $10,791  $ 9,817
                                                              =======  =======
   Projected benefit obligation for service rendered to
    date....................................................  $11,721  $10,689
   Plan assets, primarily listed stocks, corporate bonds and
    U.S. bonds, at fair value...............................   11,459   10,212
                                                              -------  -------
   Projected benefit obligation in excess of plan assets....     (262)    (477)
   Unrecognized net gain....................................   (1,765)  (1,586)
   Unrecognized prior service cost..........................    1,472    1,635
   Adjustment required to recognize additional minimum
    liability...............................................      (35)     (44)
   Unrecognized net obligation at transition................      (16)      (7)
                                                              -------  -------
   Accrued pension liability................................  $  (606) $  (479)
                                                              =======  =======

  Assets in the pension plan are currently held in mutual funds.

EMPLOYEE STOCK OWNERSHIP PLAN

  On September 1, 1986, the Company created an Employee Stock Ownership Plan and Trust ("ESOP"). The Company contributes annually to a trust an amount equal to principal plus interest and any other fees net of interest income earned by the trust and dividends on unallocated shares. The Trust was created primarily to acquire shares of the Company's common stock for the exclusive benefit of the participants (substantially all nonbargaining employees). During fiscal 1987, the Trust borrowed $1,500,000 and acquired 82,800 shares, as adjusted for a two-for-one stock split effective April 1, 1987, of the Company's previously unissued common stock. The Company gaurantees the loan and final payment of $75,000 was due in October, 1996. The ESOP was recorded as a liability and the offsetting debit was accounted for as a reduction of common stock equity in the accompanying consolidated balance sheets. Interest was payable monthly at a floating rate, which was 80 percent of the current prime rate. The charge to income, which equals the Company's contribution, for 1998 was $335,576, for 1997 was $174,006, and for 1996 was $223,477. Interest
on ESOP debt was $-0- for 1998, $839 for 1997 and $17,365 for 1996. Dividends on unallocated ESOP shares used to pay debt service for all periods presented was $0 for 1998, $5,699 for 1997 and $12,738 for 1996.

SAVINGS PLAN

  The Company has a thrift savings plan in which the Company matches one-half of employee contributions with the match capped at three percent. The Company contributed $164,000, $169,000 and $132,000 to the Plan in 1998, 1997 and
1996, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company follows the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106"). This standard requires the accrual of the expected cost of such benefits during the employee's years of service and the recognition of an actuarially determined postretirement benefit obligation earned by existing retirees. The assumptions and calculations involved in determining the accrual and the accumulated postretirement benefit obligation closely parallel pension accounting requirements. Prior to 1994, the cost of postretirement benefits was recognized on a pay as you go basis. The cumulative effect of the implementation of SFAS No. 106 as of September 1, 1994 is being amortized over 20 years. The Company is recovering the full SFAS No. 106 cost in rates.

  Net postretirement benefit cost included the following components:

                                                     1998      1997      1996
                                                   --------  --------  --------
   Service cost................................... $113,555  $103,140  $104,469
   Interest cost..................................  359,141   345,298   316,398
   (Return) loss on plan assets...................  (53,026)  (35,551)  (22,610)
   Net amortization and deferral..................  154,998   177,071   189,435
                                                   --------  --------  --------
     NET POSTRETIREMENT BENEFIT COST.............. $574,668  $589,958  $587,692
                                                   ========  ========  ========

  The following table sets forth the funded status of the plan and amounts recognized in the Company's consolidated balance sheets based on a measurement date of July 1.

                                            1998         1997         1996
                                         -----------  -----------  -----------
   Accumulated postretirement benefit
    obligation:
     Retirees..........................  $(3,407,660) $(3,213,120) $(2,834,211)
     Fully eligible active Plan
      participants.....................     (283,163)    (162,946)    (108,839)
     Other active Plan participants....   (1,548,137)  (1,481,702)  (1,274,960)
                                         -----------  -----------  -----------
                                          (5,238,960)  (4,857,768)  (4,218,010)
     Plan assets at fair value.........    1,754,391    1,386,073      886,580
                                         -----------  -----------  -----------
   Accumulated postretirement
    obligation greater than Plan
    assets.............................   (3,484,569)  (3,471,695)  (3,331,430)
   Unrecognized transition obligation..    3,058,012    3,261,880    3,465,748
   Unrecognized (gain) loss............      221,700        8,588     (310,951)
                                         -----------  -----------  -----------
     ACCRUED POSTRETIREMENT BENEFIT
      COST.............................  $  (204,857) $  (201,227) $  (176,633)
                                         ===========  ===========  ===========

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in 1998 and 7.5 percent in 1997 and 1996. The annual increase in the cost of covered health care benefits for 1998 was 7.75 percent for participants under age 65 and 6.5 percent for over age 65, in 1997 was 8.75 percent for participants under age 65 and 7.0 percent for over age 65, and for 1996 was 9.5 percent for participants under age 65 and 7.5 percent for over age 65. This increase gradually decreases to 5 percent in the year 2007 and thereafter. A 1.0 percent increase in the assumed health care cost trend rate would have increased the cost computed under SFAS No. 106 by $36,447 and increased the accumulated postretirement benefit by $376,704 as of August 31, 1998.

  The Company has established two Voluntary Employee Beneficiary Associations ("VEBA") trusts pursuant to section 501(c)9 of the Internal Revenue Code to fund these benefits. The Company also created a subaccount to its pension plan pursuant to section 401(h) of the Internal Revenue Code to satisfy a portion of its obligation. The Company made contributions to the trusts and the subaccount during 1998 and 1997 totaling $566,334 and $560,241, respectively. Assets in the VEBA trusts are held in cash reserve accounts. Assets in the subaccount to the pension plan are currently held in listed stocks, corporate bonds and government bonds.

STOCK OPTION PLANS

  In 1995 the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the Plans) under which options may be granted to officers and key employees. Options for an aggregate of 100,000 shares may be granted under the Plans with not more than 25,000 shares granted during any one year to any individual. During 1995, the Company granted a total of 20,000 shares under the Incentive Stock Option Plan and 4,000 shares under the Non-Qualified Stock Option Plan at a price of $24.25 with exercise dates beginning February 9, 1996 and ending February 9, 2000. No options were granted, exercised or expired during either 1997 or 1998. At August 31, 1998, options covering 24,000 shares were outstanding and 9,600 were exercisable under the Plans. In addition, 76,000 shares under the Plans are available for future grants.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which sets forth a fair market value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock option plans. Had compensation cost for awards in fiscal 1996, 1997 and 1998 under the Company's Incentive Stock Option Plan and Non-Qualified Stock Option Plan been determined based on the fair market value at the grant dates consistent with the method set forth under SFAS No. 123, the effect would have been as follows:

                                                   1998       1997       1996
                                                ---------- ---------- ----------
   Net income:
     As reported............................... $4,272,208 $3,966,519 $3,835,500
     Pro forma................................. $4,267,492 $3,958,518 $3,821,855
   Earnings per share:
     As reported............................... $     2.50 $     2.38 $     2.36
     Pro forma................................. $     2.48 $     2.37 $     2.35

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

J. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION EXPENDITURES

  The Company's construction expenditures in connection with its continuing construction program are presently estimated at $6,800,000 for 1999, and approximately $7,000,000 in each of the following three years.

GAS SUPPLY, TRANSPORTATION AND STORAGE

  The Company has various long-term gas supply, transportation and storage contracts with minimum cost provisions. Under these contracts, the Company is obligated to make specified minimum payments. Based on current rates and/or agreements, the minimum annual payments under these contracts are as follows:

                                                                    1998 TO 2000
                                                                    ------------
   Pipeline Transportation Demand..................................  $3,870,792
   Underground Storage Demand......................................     495,072
   Underground Storage Transportation..............................     707,928
   Pipeline Gas Inventory Charge...................................   2,703,564
                                                                     ----------
                                                                     $7,777,356
                                                                     ==========

  FERC Order 636 allows the pipeline companies to recover transition costs created as they buy out of long-term, fixed price contracts. Tennessee Gas Pipeline Company began direct billing these costs to the Company on September 1, 1993 as a component of the demand charges. At August 31, 1998, the transition cost obligation has been fully recovered through the CGAC as allowed by the MDTE.

LITIGATION MATTERS

  The Company is a defendant in various civil actions, which are covered by insurance and reserves. Based on the advice of legal counsel, management believes that the Company has adequate defenses against these claims and, in view of the insurance coverage and reserves, the potential liability would not materially affect the financial condition or the results of operations of the Company.

ENVIRONMENTAL MATTERS

  The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. The Company may have or share responsibility under applicable environmental laws for the remediation of 4 such sites, as well as for one non-MGP site. The Company has estimated its potential share of the costs of investigating and remediating these sites in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company's best estimate at this time of remediation costs is approximately $400,000. However, there can be no assurance that such cost will not vary considerably from this estimate. Factors that may bear on costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

  The Company is aware of one other former MGP site within its service territory. At this time, there is substantial uncertainty as to whether the Company has or shares responsibility for remediating this site. No notice of responsibility has been issued to the Company for this site from any governmental authority.

  The Company has received and responded to a Request for Information from the U.S. Environmental Protection Agency ("EPA") pursuant to Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), regarding a federal superfund site which the EPA is currently investigating. It is not possible at this time to reasonably estimate the amount of the Company's obligation for remediation of the site; however, the Company expects that its share, if any, will be de minimis.

  By a rate order issued on May 25, 1990, the Department approved recovery of all prudently incurred environmental response costs associated with former MGP sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company currently believes, in light of the MDTE rate order on environmental cost recovery, that it is not probable that such costs will materially affect its financial condition or results of operations.

K. SUBSEQUENT EVENT

  On September 30, 1998, Essex Gas Company was merged with ECGC Acquisition Gas Company, a wholly-owned subsidiary of Eastern Enterprises, by an exchange of all of the Company's stock for approximately 2,047,000 shares of Eastern Enterprises common stock, with the Company surviving as a wholly-owned subsidiary of Eastern (the "Acquisition"). Eastern Enterprises also owns Boston Gas Company, which operates a natural gas distribution system for approximately 530,000 customers that is contiguous to Essex Gas. Boston Gas Company will integrate many of Essex Gas' administrative and operating functions with its own, and will serve the customers of both companies with a consolidated supply portfolio.

  Nonrecurring integration and transaction costs from the Acquisition are expected to total approximately $6.5 million, of which approximately $1.7 million has been incurred and recorded as a deferred charge on the balance sheet as of August 31, 1998. These costs, net of any related tax benefits, will be recorded as a charge to earnings in the period ended September 30, 1998. Integration and transaction costs from the Acquisition primarily include investment banking fees, employee separation costs and other professional fees. In addition, as a result of the rate plan described below, the Company will be required to record an extraordinary charge of approximately

$5.1 million, pretax, to reflect the discontinuance of the application of SFAS No. 71 Accounting for the Effects of Certain Types of Regulation.

  In accordance with the merger and rate plan approved on September 17, 1998, Essex Gas customers will receive a five percent reduction through the CGAC mechanism, reflecting expected gas supply cost savings. In addition, base rates are frozen for a period of ten years. As a result of the rate reduction and the ten year freeze in base rates, Essex Gas is required to discontinue its application of SFAS No. 71. Effective September 30, 1998, Essex Gas will write-off approximately $5.1 million primarily consisting of previously deferred post-retirement health care costs and other regulatory assets.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Essex County Gas Company:

  We have audited the accompanying consolidated balance sheets and statements of capitalization of Essex County Gas Company (a Massachusetts corporation) as of August 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended August 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex County Gas Company as of August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

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

Boston, Massachusetts
October 23, 1998

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (b) Selected Quarterly Financial Data

                           YEAR ENDED AUGUST 31, 1998

                                               THREE MONTHS ENDED
                          -------------------------------------------------------------
                          NOVEMBER 30, FEBRUARY 28,   MAY 31,   AUGUST 31,
                              1997         1998        1998        1998        TOTAL
                          ------------ ------------ ----------- ----------  -----------
Operating revenues......   $9,034,815  $23,027,508  $14,154,192 $4,604,435  $50,820,950
Operating income........      940,911    3,901,570    1,683,374    593,114    7,118,969
Income (loss) applicable
 to common shares.......      176,528    3,246,456      999,650   (150,426)   4,272,208
Earnings (loss) per
 common share...........          .10         1.91          .58       (.09)        2.50
Dividends declared per
 common share                     .41          .42          .42        .42         1.67
Stock price range:
  High..................        32.75        49.00        47.00      47.13
  Low...................        26.00        31.25        44.00      44.00

                           YEAR ENDED AUGUST 31, 1997

                                               THREE MONTHS ENDED
                          -------------------------------------------------------------
                          NOVEMBER 30, FEBRUARY 28,   MAY 31,   AUGUST 31,
                              1996         1997        1997        1997        TOTAL
                          ------------ ------------ ----------- ----------  -----------
Operating revenues......   $8,142,501  $23,220,840  $16,659,598 $5,511,795  $53,534,734
Operating income........      471,157    3,814,227    1,971,507    464,672    6,721,563
Income (loss) applicable
 to common shares.......     (260,669)   3,131,438    1,256,125   (160,375)   3,966,519
Earnings (loss) per
 common share...........         (.16)        1.89          .75       (.10)        2.38
Dividends declared per
 common share...........          .40          .41          .41        .41         1.63
Stock price range:
  High..................        27.00        25.75        26.00      27.00
  Low...................        24.00        24.25        24.25      25.25

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Not required.

ITEM 11: EXECUTIVE COMPENSATION

  Not required.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Not required.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not required.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A) Documents filed as part of this report:

    1. The Financial Statements of the Company, on pages 10 through 26, and the Report of Arthur Andersen LLP on page 27 therein.

    2. Financial Statement Schedules.

  The following supplementary financial statement schedules required by Rule 5-04 of Regulation S-X, and report thereon, are filed as part of this Form 10-K on the page indicated below:

 SCHEDULE                                                          PAGE NO. IN
  NUMBER                        DESCRIPTION                        THIS REPORT
 --------                       -----------                        -----------
 II       Consolidated Valuation and Qualifying Accounts for the
          three years ended August 31, 1998                             29
          Report of Independent Public Accountants                      27

  Schedules other than the one listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto.

    3. Exhibits required by Item 601 of Regulation S-K.

      See Exhibit Index on pages 31 through 33.

  B) Reports on Form 8-K.

  Form 8-K filed on June 29, 1998

  Form 8-K filed on October 14, 1998

  C) Exhibits required by Item 601 of Regulation S-K.

  See Exhibit Index on pages 44 through 47.

  D) Financial Statement Schedules.

                CONSOLIDATION VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)

  Reserves which are deducted in the balance sheets from assets to that they supply

                                                                     CHARGED    CHARGED
                                                         BALANCE AT    TO         TO                  BALANCE
YEAR ENDED                                               BEGINNING  COSTS AND    OTHER               AT END OF
AUGUST 31                          DESCRIPTION           OF PERIOD  EXPENSES  ACCOUNTS(1) DEDUCTIONS  PERIOD
----------               ------------------------------- ---------- --------- ----------- ---------- ---------
1998.................... Allowance for doubtful accounts    $772      $431       $110        $754      $559
1997.................... Allowance for doubtful accounts    $653      $614       $167        $662      $772
1996.................... Allowance for doubtful accounts    $595      $613       $164        $719      $653

--------
(1) Represents recoveries on accounts previously written off

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Essex Gas Company
                                          (Registrant)

                                                    /s/ J.F. Bodanza
                                          By: _________________________________
                                              J.F. BODANZA SR. VICE PRESIDENT
                                            AND TREASURER (PRINCIPAL FINANCIAL
                                                  AND ACCOUNTING OFFICER)

Date: November 30, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 30TH DAY OF NOVEMBER 1998.

              SIGNATURE                              TITLE

         /s/ C.R. Messer, II
-------------------------------------     Director and
            C.R. MESSER, II                President

          /s/ J.F. Bodanza                Director and Senior Vice
-------------------------------------      President and Treasurer
             J.F. BODANZA                  (Principal Financial and
                                           Accounting Officer)

            /s/ J.A. Ives                 Director
-------------------------------------
               J.A. IVES

           /s/ F.C. Raskin                Director
-------------------------------------
              F.C. RASKIN

          /s/ W.J. Flaherty               Director
-------------------------------------
             W.J. FLAHERTY

         /s/ A.J. DiGiovanni              Director
-------------------------------------
            A.J. DIGIOVANNI

          /s/ L.W. Law, Jr.               Director
-------------------------------------
             L.W. LAW, JR.

EXHIBIT INDEX

  The exhibits listed below are filed herewith or are incorporated by reference to other filings.

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
   3.1   Restated Articles of Organization of Essex County Gas Company.(10)
   3.2   Bylaws of Essex County Gas Company.(11)
   4.1   Indenture dated as of June 1, 1986 between the Company and Centerre
         Trust Company of St. Louis, Trustee.(2)
   4.2   Eleventh Supplemental Indenture dated as of September 15, 1988, providing for a 10 1/4 percent Series due 2003.(1)
   4.3   Twelfth Supplemental Indenture dated as of December 1, 1990, providing for a 10.10 percent Deries due 2020.(4)
   4.4   Revolving Credit Agreement dated November 14, 1995 between Essex
         County Gas Company and the First National Bank of Boston.(12)
   4.5   Fifteenth Supplemental Indenture dated as of December 1, 1996 providing for a 7.28 percent Series due 2017.(13)
  10.1   LNG Storage, Inc., Lease Indenture of Mortgage and Deed of Trust dated
         April 10, 1972.(1)
  10.2   Haverhill Familee Investment Corporation--Lease of Corporate
         Headquarters dated November 1, 1975.(1)
  10.3   Arlington Trust Company--Purchase Contract, Credit Agreement, Trust
         Agreement and Storage Agreement dated October 1, 1980.(1)
  10.4   Consolidated Gas Supply Corporation--Underground Storage Contract
         dated February 18, 1980.(1)
  10.5   Penn-York Energy Corporation--Storage Services Agreement dated
         December 21, 1984.(1)
  10.6   Canadian Gas Transportation Contract between Tennessee Gas Pipeline
         Company and Essex County Gas Company dated December 1, 1987.(3)
  10.7   Phase 2 Gas Sales Agreement between Boundary Gas and Essex County Gas
         Company dated September 14, 1987.(3)
  10.8   Amendment to the Agreement for the Sale of Gas between Bay State Gas
         Company and Essex County Gas Company dated May 6, 1988.(3)
  10.9   Agreement for the Liquefaction of Gas between Bay State Gas Company and Essex County Gas Company dated March 14, 1988.(3)
 10.10   Bond Purchase Agreement dated December 1, 1990, between Allstate Life
         Insurance Company of New York, and Essex County Gas Company.(4)
 10.11   Iroquois Gas Transmission System, L.P. Gas Transportation Contract for
         Firm Reserved Service dated February 7, 1991.(3)
 10.12   Alberta Northeast Gas Limited (ANE), Gas Sales Contract Agreement No.
         1 dated February 7, 1991.(5)
 10.13   Aquila Energy Marketing Corporation Gas Sales Agreement dated June 5,
         1992.(5)
 10.14   Natural Gas Clearinghouse Gas Sales Agreement dated June 8, 1992.(5)
 10.15   Tennessee Gas Pipeline Transportation Contract dated February 7,
         1991.(6)
 10.16   Tennessee Gas Pipeline Company Gas Storage Contract (SS-NE)
         TGP002099STO dated November 10, 1991.(6)
 10.17   Tennessee Gas Pipeline Company Storage Service Transportation Contract
         TF-4175 dated October 28, 1991.(6)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 10.18   Form of employment agreement between the Company and each of the following officers: Wayne I. Brooks, Vice President; John W. Purdy,
         Jr., Vice President; James H. Hastings, Vice President and Treasurer;
         Allen R. Neale, Vice President; and Cathy E. Brown, Clerk. These
         contracts are identical to those submitted with the Annual Report for each with the exception of compensation amounts.(2)*
 10.19   Employment Agreement between the Company and Philip H. Reardon,
         President, dated November 19, 1992.(7)*
 10.20   Gas Transportation Agreement between Essex County Gas Company and
         Tennessee Gas Pipeline Company (for use under FT-A Rate Schedule)
         dated September 1, 1993.(8)


 10.21   Gas Transportation Agreement between Essex County Gas Company and
         Tennessee Gas Pipeline Company (for use under FT-A Rate Schedule)
         dated August 25, 1993.(8)
 10.22   Gas Transportation Agreement between Essex County Gas Company and
         Tennessee Gas Pipeline Company (for use under Transportation Service
         "CGT-NE" Rate Schedule) dated September 1, 1993.(8)
 10.23   Gas Transportation Agreement between Essex County Gas Company and
         Tennessee Gas Pipeline Company (for use under FT-A Rate Schedule)
         dated September 1, 1993.(8)
 10.24   Gas Transportation Agreement between Essex County Gas Company and
         Tennessee Gas Pipeline Company (for use under Rate Schedule FS) dated
         September 1, 1993.(8)
 10.25   Amendment to Employment Agreement between the Company and Philip H.
         Reardon, President, dated March 3, 1994.*
 10.26   Amendment to Employment Agreement between the Company and John W.
         Purdy, Jr., Vice President, dated March 3, 1994.*
 10.27   Amendment to Employment Agreement between the Company and Wayne I.
         Brooks, Vice President, dated March 3, 1994.*
 10.28   Amendment to Employment Agreement between the Company and Allen R.
         Neale, Vice President, dated March 3, 1994.*
 10.29   Amendment to Employment Agreement between the Company and James H.
         Hastings, Vice President and Treasurer, dated March 3, 1994.*
 10.30   Amendment to Employment Agreement between the Company and Cathy E.
         Brown, Corporate Clerk, dated March 3, 1994.*
 10.31   Essex County Gas Company Supplemental Retirement Plan for Philip H.
         Reardon effective January 1, 1994.*
 10.32   Employment Agreement between the Company and William T. Beaton, Vice
         President, dated June 7, 1995.*
 27      Financial Data Schedule.
  B)     Reports on Form 8-K.
         Form 8-K filed on June 29, 1998.
         Form 8-K filed on October 14, 1998.

--------
* Denotes Management Contract.

(1) Previously filed as an exhibit to Registrant's Registration Statement on Form S-7, filed October 23, 1981, File No. 2-74531 and is incorporated herein by this reference.
(2) Previously filed as an exhibit to Registrant's Registration Statement on Form S-2, filed June 19, 1986, File No. 33-6597 and are incorporated herein by this reference.
(3) Previously filed as an exhibit to Registrant's 10-Q filed for the quarter ended February 29, 1996, and is incorporated herein by this reference.

(4) Previously filed as an exhibit to Registrant's 10-Q filed for the quarter ended February 28, 1991, and is incorporated herein by this reference.
(5) Previously filed as an exhibit to Registrant's 10-Q filed for the quarter ended May 31, 1992, and is incorporated herein by this reference.
(6) Previously filed as an exhibit to Registrant's 10-K filed for the fiscal year ended August 31, 1992, and are incorporated herein by this reference.
(7) Previously filed as an exhibit to Registrant's Form S-3, No. 33-69736, filed on September 30, 1993, and is incorporated herein by this reference.
(8) Previously filed as an exhibit to Registrant's Form 10-K filed for the fiscal year ended August 31, 1993, and is incorporated herein by this reference.
(9) Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended May 31, 1996 and is incorporated herein by this reference.
(10 Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended February 28, 1995 and is incorporated herein by this reference.
(11) Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended May 31, 1998 and is incorporated herein by this reference.
(12) Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended November 30, 1996 and is incorporated herein by this reference.
(13) Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended February 28, 1998 and is incorporated herein by this reference.