Form 10-K
period 1998-12-31
ESSEX GAS CO
filed 1999-03-31
CIK 46189

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10K

  (Mark One)

  [_]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  [X]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from August 31, 1998 to December 31, 1998.

                         Commission File Number 18154

                               ----------------

                               ESSEX GAS COMPANY
            (Exact name of Registrant as specified in its charter)
                      (Formerly Essex County Gas Company)

             Massachusetts                            041427020
        (State of organization)           (IRS Employer Identification No.)


           One Beacon Street
         Boston, Massachusetts                          02108
    (Address of principal executive                  (Zip Code)
               offices)

       Registrant's telephone number, including area code: (617) 7428400

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

                                Yes [X]  No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [_]

  Indicate number of shares outstanding of Registrant's Common Stock, no par value, as of March 22, 1999.

         All common stock, 100 shares, are held by Eastern Enterprises

  The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ESSEX GAS COMPANY

                               ----------------

                                   FORM 10-K

                               Transition Report
                         Period Ended December 31, 1998

                               ----------------

                               TABLE OF CONTENTS

 Item No.                              Topic                               Page
 --------                              -----                               ----

                                      PART I
    1.    Business......................................................     1
          General.......................................................     1
          Competition...................................................     1
          Gas Throughput................................................     1
          Gas Supply....................................................     2
          Regulation....................................................     3
          Environmental Matters.........................................     4
          Employees.....................................................     4
    2.    Properties....................................................     4
    3.    Legal Proceedings.............................................     5
    4.    Submission of Matters to a Vote of Security Holders...........     5
          Glossary......................................................     6

                                      PART II

    5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................     7
    6.    Selected Financial Data.......................................     7
    7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     7
    8.    Financial Statements and Supplementary Data...................    11
    9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    29

                                     PART III

   10.    Directors and Executive Officers of the Registrant............    29
   11.    Executive Compensation........................................    29
   12.    Security Ownership of Certain Beneficial Owners and
           Management...................................................    29
   13.    Certain Relationships and Related Transactions................    29

                                      PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    30
          Signatures....................................................    32

                                    PART I

Item 1: Business

 General

  Essex Gas Company ("The Company" or "Essex Gas") is a regulated public utility organized under the laws of the Commonwealth of Massachusetts in 1853 that purchases, distributes and sells natural gas to residential, commercial and industrial customers in northeastern Massachusetts. The Company operates in the cities of Haverhill, Newburyport, and Amesbury and fourteen smaller municipalities covering an area of approximately 280 square miles. The Company's service area is primarily comprised of residential communities with a number of small commercial and diversified industrial businesses.

  As discussed in Note A of the Notes to Consolidated Financial Statements, pursuant to an Agreement and Plan of Merger dated as of December 19, 1997 by and between Essex County Gas Company and Eastern Enterprises ("Eastern"), ECGC Acquisition Gas Company, a wholly-owned subsidiary of Eastern, merged with and into the Company on September 30, 1998, by an exchange of all of the Company's stock for approximately 2,047,000 shares of Eastern common stock, with the Company surviving the merger as a wholly-owned subsidiary of Eastern (the "Acquisition"). On November 6, 1998, the Company changed its name from Essex County Gas Company to Essex Gas Company. On December 7, 1998, the Company changed its fiscal year end from August 31 to December 31, and accordingly has prepared Consolidated Financial Statements for the period beginning September 1, 1998 and ending December 31, 1998 ("Transition Period").

  For definitions of certain industry specific terms, see the Glossary at the end of Part I and appearing on page 6.

  The Company provides both local transportation services and gas supply for all customer classes. All residential customers currently purchase combined or bundled supply and transportation services from the Company. Residential users of natural gas generally experience their highest level of consumption for heating purposes during the winter months. Accordingly, the Company's sales and operating revenues are sensitive to the weather. The Company also offers unbundled local transportation service to its commercial and industrial customers, thereby allowing them to purchase supply from third party marketers. The Company expects residential unbundling to commence in 1999. Although migration from firm sales to firm transportation service causes gross revenues to decline, it has no impact on the Company's operating earnings. The Company earns all of its margin on the local distribution of gas and none on the resale of the commodity.

  The Company offers both firm and non-firm services. Firm local transportation services and sales are provided under rate tariffs or contracts filed with the Massachusetts Department of Telecommunications and Energy (the "Department") that typically obligate the Company to provide service without interruption. Non-firm transportation services and sales are generally provided to commercial and industrial customers who can use gas and oil interchangeably. Non-firm services, including sales to other gas companies for resale, are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

 Competition

  The Company has no direct competition with respect to the retail distribution of natural gas in its service territory. However, the Company faces competition from alternative fuels in most applications.

  The Company's gas business competes principally with oil for industrial boiler uses and oil and electricity for residential and commercial space heating. Competition is primarily based on price.

 Gas Throughput

  The following table per dekatherm ("Dth") provides information with respect to the volumes of gas delivered by the Company during the Transition Period and the three fiscal years ended August.

                                      Transition
                                     Period Ended Fiscal Years Ended August 31,
                                     December 31, -----------------------------
                                         1998       1998      1997      1996
                                     ------------ --------- --------- ---------
                                                   (in thousands)
   Residential.....................     1,271         3,585     3,680     3,698
   Commercial and Industrial ......       686         1,983     2,062     2,068
   Interruptible...................       184            55       758       893
                                        -----     --------- --------- ---------
     Total Sales...................     2,141         5,623     6,500     6,659
   Transportation of Customer-Owned
    Gas............................        13            30       --        --
                                        -----     --------- --------- ---------
     Total Throughput..............     2,154         5,653     6,500     6,659
                                        =====     ========= ========= =========
     Total Firm Throughput.........     1,970         5,568     5,742     5,766
                                        =====     ========= ========= =========

  The Transition Period presented above includes the impact of adopting the accrual method of revenue recognition as discussed in Note A of the Notes to Consolidated Financial Statements. The effect of this change increased total firm throughput in the Transition Period by 565 Dth.

  As of December 31, 1998, residential customers comprise 90% of the customer base, while commercial and industrial establishments account for the remaining 10%. Volumetrically, residential customers account for 59% of total throughput and 65% of total firm throughput, while commercial and industrial customers account for 41% of total throughput and 35% of total firm throughput.

  No customer, or group of customers under common control, accounted for 2% or more of total firm revenues during the Transition Period.

  The Company's largest customer purchases gas on an interruptible basis and accounted for approximately 1.8% of operating revenues during the Transition Period and 2.7% of annual operating revenues on average over the past three fiscal years ended August 31, 1998. Sales to that customer during the Transition Period were $294,000.

 Gas Supply

  The following table per Dth shows the sources of the Company's gas supply requirements for the Transition Period and three fiscal years ended August.

                                  Transition
                                 Period Ended Fiscal Years Ended August 31,
                                 December 31, -------------------------------
                                     1998       1998       1997       1996
                                 ------------ ---------  ---------  ---------
                                               (in thousands)
   Gas Supply (Dth):
     Natural gas pipeline
      purchased.................    2,023         4,952      5,376      5,307
     Underground storage
      withdrawn.................      120           646      1,007      1,062
     Liquefied natural gas
      purchased.................       64           183        253        477
                                    -----     ---------  ---------  ---------
       Subtotal.................    2,207         5,781      6,636      6,846
   Company use, unbilled and
    other.......................      (66)         (158)      (136)      (187)
                                    -----     ---------  ---------  ---------
     Total sales................    2,141         5,623      6,500      6,659
                                    =====     =========  =========  =========

  The Company's supply requirements are purchased directly from domestic and Canadian producers and marketers pursuant to contracts that have been approved by the Department or by the Federal Energy Regulatory Commission ("FERC").

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

                                              Capacity in Dth
                                              ----------------
           Pipeline                           Daily   Annual   Expiration Dates
           --------                           ------ --------- ----------------
     Tennessee Gas Pipeline Company.......... 24,969 9,113,685     11/1/2000
     Tennessee Gas Pipeline Company..........  1,621   591,665     1/14/2003
     Tennessee Gas Pipeline Company..........
       Iroquois Gas Transmission Company.....  2,000   730,000    11/30/2011

  The Company also has two contracts with pipeline companies for the storage of natural gas in underground storage fields in New York and Pennsylvania. These contracts provide storage capacity of about 1.2 million Dth and approximately 13,700 Dth of peak day deliverability. Both contracts expire in 2000.

  The Company has entered into an agreement with Distrigas of Massachusetts Corporation which expires on October 31, 2006, that allows the Company to purchase up to 4,000 Dth per day for 151 days of liquefied natural gas ("LNG") in either liquid or vapor form. The Company, at its discretion, may increase purchases under the contract by up to 2,000 Dth per day after appropriate notice. The Company may also reduce quantities purchased if normal sales fall below the normal 1994-95 heating season sendout.

  Through a wholly-owned subsidiary, the Company owns a LNG storage facility located in Haverhill, Massachusetts. The LNG storage facility has storage capacity of 410,000 Dth and daily sendout capacity of 30,000 Dth. At the same location, the Company owns and operates a propane plant that has storage capacity of approximately 42,000 Dth with total daily sendout capacity of 3,500 Dth.

  Based on current information concerning pipeline and supplemental gas supplies, the Company believes that it has adequate resources to meet the requirements of its firm customers.

 Regulation

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates, gas purchases, pipeline safety regulations, issuance of securities, and affiliate transactions are regulated by the Department. Rates for firm transportation and sales are subject to approval by, and are on file with, the Department. In addition, the Company has a cost of gas adjustment clause ("CGAC") that allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause ("LDAC"), the Company collects the actual costs of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

  As discussed in Note A of the Notes to Consolidated Financial Statements, on September 30, 1998, there was an Acquisition of the Company by Eastern, the Weston, Massachusetts based owner of Boston Gas Company ("Boston Gas"). Boston Gas operates a local gas distribution system serving approximately 535,000 customers that is contiguous to the Company's system. On September 17, 1998, the Department approved the Acquisition and a rate plan. Under the approved rate plan, there is an immediate five percent price reduction for the Company's customers and a ten year freeze of base rates. The freeze on base rates is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. Gas supply savings are expected to result from the consolidation of the Essex Gas resource portfolio with the Boston Gas portfolio. Many of the administrative, operations and maintenance functions of the Company have been integrated with those of Boston Gas.

  In the Company's most recent rate case, the Department approved an annualized base rate increase of approximately $2.1 million. This increase went into effect December 1, 1996.

  All of the Company's 4,300 commercial and industrial customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. As of December 31, 1998, the Company had 79 firm transportation customers.

  On July 18, 1997, the Department directed all ten investor-owned gas distribution companies in Massachusetts to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. A settlement on model terms and conditions for unbundled transportation service jointly entered by the LDCs and the marketer group was approved by the Department on November 30, 1998. On February 1, 1999, the Department issued its order on how unbundling of natural gas services will proceed. For a five year transition period, the Department determined that LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly.

 Environmental Matters

  The Company may have or share responsibility under applicable environmental law for the remediation of five former manufactured gas plant ("MGP") sites and one non-MGP site, and may share responsibility with respect to two federal superfund sites. Information with respect to these matters may be found at Note J of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

 Employees

  As of December 31, 1998, the Company had approximately 82 employees, 80% of whom are organized in a local union with which the Company has a collective bargaining agreement that expires in 2002.

Item 2: Properties

  The Company's property consists primarily of its distribution system and related facilities. The Company also owns a propane plant with a storage capacity of 500,000 gallons. In addition, the Company, through its wholly-owned subsidiary, LNG Storage, Inc., owns a LNG storage facility with a storage capacity of 410,000 Dth.

  Substantially all of the properties owned by the Company, other than expressly exempted property, are subject to a lien under the indenture securing the Company's First Mortgage Bonds. The indenture calls for a trustee or receiver to take possession of the property if there is a default under its terms. The property exempted from the lien includes cash, receivables, supplemental fuel inventories, materials and supplies, rental appliances, office furniture and equipment, and the LNG storage facility.

  The Company leases a 30,000 square foot building which expires in October, 2005.

  On December 31, 1998, the Company's distribution system included approximately 770 miles of gas mains, 37,350 services as well as meters and measuring and regulator station equipment, and rental equipment on customers' premises.

  The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned in fee.

  During the Transition Period, the Company's capital expenditures were $1.5 million. Capital expenditures were principally made for improvements to the distribution system and for system expansion to meet customer demand. The Company plans to spend approximately $6.8 million for similar purposes in 1999.

Item 3: Legal Proceedings

  Other than certain routine claims incidental to its business, there are no material pending legal proceedings involving the Company.

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

  Dekatherm--1,000 cubic feet of natural gas at 1,000 BTU per cubic foot.

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

                                    PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock was traded on the NASDAQ/NMS through September 29, 1998 under the symbol "ECGC." On September 30, 1998, there was an acquisition of Essex County Gas Company by Eastern, and Essex Gas Company survives as a wholly-owned subsidiary of Eastern. The following table sets forth, for the quarters indicated, the high and low market prices as reported by NASDAQ/NMS, and the cash dividends per share declared in such quarters.

                                                        Market Price     Cash
                                                        -------------  Dividends
                                                         High   Low    Per Share
                                                        ------ ------  ---------
   Fiscal Year Ended August 31, 1997
     First Quarter..................................... $27.00 $24.00    $0.40
     Second Quarter....................................  25.75  24.25     0.41
     Third Quarter.....................................  26.00  24.25     0.41
     Fourth Quarter....................................  27.00  25.25     0.41
   Fiscal Year Ended August 31, 1998
     First Quarter..................................... $32.75 $26.00     0.41
     Second Quarter....................................  49.00  31.25     0.42
     Third Quarter.....................................  47.00  44.00     0.42
     Fourth Quarter....................................  47.13  44.00     0.42
   September 1 (through September 29, 1998)............ $49.25 $43.875   $0.42

Item 6: Selected Financial Data

  Not required.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

 The four months ended December 31, 1998 compared to the four months ended December 31, 1997:

  Results for the four month period ended December 31, 1998 and 1997 are not comparable due to the effect of merger related expenses, the impact of discontinuing the application of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71") and the impact of 23% warmer weather than the prior year. Merger related expenses for professional fees, termination benefits, and other related costs were $7.9 million on a pre-tax basis. As a result of the plan and extended base rate freeze, the Company was required to discontinue the application of SFAS No. 71 and adopt the accrual method of accounting for revenues. These changes resulted in an extraordinary charge of approximately $2.9 million, net, principally due to the write off of regulatory assets associated with postretirement benefits. The impact of significantly warmer weather was offset by the change to the accrual method of accounting for revenue in the current year.

 August 31, 1998 Compared to August 31, 1997:

  Net earnings applicable to common stock for 1998 were $4.3 million, an increase of $.3 million or 8% as compared to 1997. The increase primarily reflects customer growth, the annualized effect of a base rate increase granted by the Department effective December 1, 1996 and lower operations and maintenance expense. The improvement in earnings was partially offset by warmer weather and a higher charge for depreciation reflecting continued investment in system replacement and expansion. Weather for 1998 was 11% warmer than normal and 9% warmer than 1997.

 August 31, 1997 Compared to August 31, 1996:

  Net earnings applicable to common stock for 1997 were $4.0 million, an increase of $.1 million or 3% as compared to 1996. This increase primarily reflects customer growth and the effect of a $2.1 million annualized rate increase granted by the Department effective December 1, 1996, partially offset by higher operating and maintenance expense and increased depreciation expense. The latter reflects continued investment in system replacement and expansion as well as a higher depreciation rate granted in the Company's rate decision. Weather for 1997 was 2% warmer than normal and 4% warmer than 1996.

 Liquidity and Capital Resources

  To meet cash requirements, the Company has available lines of credit totaling $13.0 million. The Company has a $10.0 million line of credit for the exclusive purpose of funding its fuel inventory.

  The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1999 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

  The Company expects capital expenditures for 1999 to be $6.8 million. Capital expenditures will be primarily for improvements to the distribution system, for system expansion to meet customer demand and for productivity improvements.

 Regulatory and Accounting Issues

  On September 30, 1998, there was an Acquisition of the Company by Eastern, the Weston, Massachusetts based parent company of Boston Gas. Boston Gas operates a local gas distribution system serving approximately 535,000 customers that is contiguous to the Essex Gas system. On September 17, 1998, the Department approved the Acquisition and a rate plan. Under the approved rate plan, there is an immediate five percent price reduction and a ten year freeze of base rates. The freeze on base rates is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. Gas supply savings are expected to result from the consolidation of the Essex Gas resource portfolio with the Boston Gas portfolio. Many of the administrative, operations and maintenance functions of Essex Gas have been integrated with those of Boston Gas. (See Note A of the Notes to Consolidated Financial Statements for a description of the merger transaction and related costs.)

  On July 18, 1997, the Department directed all ten investor-owned gas distribution companies in Massachusetts to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. A settlement on model terms and conditions for unbundled transportation service jointly entered by the LDCs and the marketer group was approved by the Department on November 30, 1998. On February 1, 1999, the Department issued its order on how unbundling of natural gas services will proceed. For a five year transition period, the Department determined that LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly.

 Environmental Matters

  The Company may have or share responsibility under applicable environmental law for the remediation of five former manufactured gas plant ("MGP") sites, as described in Note J of the Notes to Consolidated Financial Statements. The Company may also have or share responsibility for the remediation of one non-MGP site and two federal superfund sites. The Company has recorded a liability of approximately $400,000, which represents its best estimate at this time of remediation costs. However, there can be no assurance that such costs will not vary considerably from this estimate.

 Year 2000 Issue

  On September 30, 1998, there was an Acquisition of the Company by Eastern, the parent company of Boston Gas (See Note A of the Notes to Consolidated Financial Statements). The Company's Year 2000 issues are being addressed through the integration of its operations with those of its affiliate Boston Gas. The Company has incurred a cost of approximately $1.2 million, included in Operating Expenses in the accompanying Consolidated Statements of Income for the Transition Period, to integrate various systems with those of Boston Gas. Boston Gas' Year 2000 plan is as follows:

 State of Readiness

  Boston Gas has assessed the impact of the Year 2000 with respect to its Information Technology ("IT") systems and embedded chip technology systems as well as its potential exposure to significant third party risks. Accordingly, Boston Gas has initiated and completed substantial portions of a plan to replace or modify existing systems and technology as required and to assure itself that major customers and critical vendors are also addressing these issues.

  With respect to IT systems, the Boston Gas has tested and certified as Year 2000 ready, five of its eleven "mission critical" business systems. Of the remaining, two systems were installed in the fourth quarter of 1998 and are scheduled for certification testing in the first quarter of 1999; one system is scheduled for installation and testing in the first quarter of 1999; and the remaining three are scheduled for replacement in the second quarter of 1999. All "less than critical" application systems will be tested and/or upgraded by the second quarter of 1999. Conversion and testing of all mainframe hardware and systems software have been completed and the remaining non-compliant components of client-server and data/voice communications infrastructure are scheduled for completion by the first quarter of 1999. Replacements or remediation of non-compliant E-mail and desktop hardware and software systems are scheduled for completion by the second quarter of 1999.

  With respect to embedded chip systems, Boston Gas has completed an inventory, assessment and remediation plan. All remediation, conversion and testing are scheduled to be completed between the first and third quarters of 1999.

  Boston Gas has identified material third party relationships and has completed a detailed survey of third party readiness. Final data collection and readiness assessment will be completed by the first quarter of 1999, with selected testing and implementation of risk mitigation strategies for significant vendors scheduled for completion by the second quarter of 1999. However, there can be no assurance that third party systems, on which Boston Gas' systems rely, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on Boston Gas' operations.

 Cost of Year 2000 Remediation

  Boston Gas expects the cost of Year 2000 compliance will approximate $13.5 million. Approximately 65% of these costs will be incurred under capital projects that have or will result in added functionality while also addressing Year 2000 issues. As of December 31, 1998 approximately $10.2 million of year 2000 compliance costs have been incurred.

 Contingency Plans

  Boston Gas has initiated the development of a business contingency plan in the event that one or more of its internal systems, its embedded chip systems, or its mission critical suppliers' systems experience a Year 2000 failure. Business processes are expected to be prioritized and the impact of Year 2000 failure assessed by the end of the first quarter of 1999. Contingency plans for critical business processes will be developed and tested by the end of the third quarter of 1999.

 Risks of Year 2000 Issues

  Boston Gas has assessed the most reasonably likely worst case Year 2000 scenario. Given Boston Gas' efforts to minimize the risk of Year 2000 failure by its internal systems, Boston Gas believes the worst case scenario would involve failures by a pipeline supplier or by suppliers of telecommunications, electricity or banking services. A short-term interruption in pipeline supplies would require the utilization of locally-stored liquefied natural gas supplies. A telecommunication or electric outage would require Boston Gas to implement business contingency and disaster recovery measures to enable the continuation of service to its customers. Detailed plans to accommodate this worst case scenario will be developed and tested as part of Boston Gas' business contingency planning process.

 Forward-Looking Information

  This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

  Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of the Acquisition by Eastern and other strategic initiatives on earnings and cash flow, temperatures above or below normal in the Company's service area, changes in economic conditions, including interest rates, the timetable and cost for completing Year 2000 plans, the impact of third party Year 2000 issues, regulatory and court decisions and developments with respect to previously disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

Item 8: Financial Statements and Supplementary Data

  (a) Financial Statements Required by Regulation S-X

                       ESSEX GAS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                            Transition
                           Period Ended     Fiscal Years Ended August 31,
                           December 31,  -------------------------------------
                               1998         1998         1997         1996
                           ------------  -----------  -----------  -----------
OPERATING REVENUES.......  $16,637,325   $50,820,950  $53,534,734  $49,929,389
  Less: Cost of gas......    7,554,401    24,154,488   27,272,268   24,976,802
                           -----------   -----------  -----------  -----------
    Operating margin.....    9,082,924    26,666,462   26,262,466   24,952,587
                           -----------   -----------  -----------  -----------
OPERATING EXPENSES:
  Operations and
   maintenance expenses..    4,554,828    11,772,403   12,291,661   11,976,067
  Depreciation...........    1,234,911     3,752,714    3,372,714    2,697,241
  Taxes, other than
   income................      537,516     1,623,010    1,596,284    1,437,286
  Income taxes...........     (594,906)    2,399,366    2,280,244    2,173,003
  Merger related
   expenses..............    7,903,952           --           --           --
                           -----------   -----------  -----------  -----------
    TOTAL OPERATING
     EXPENSES............   13,636,301    19,547,493   19,540,903   18,283,597
                           -----------   -----------  -----------  -----------
OPERATING INCOME (LOSS)..   (4,553,377)    7,118,969    6,721,563    6,668,990
OTHER INCOME, NET........       60,950       228,002      337,707        1,997
                           -----------   -----------  -----------  -----------
INCOME (LOSS) BEFORE
 INTEREST CHARGES........   (4,492,427)    7,346,971    7,059,270    6,670,987
                           -----------   -----------  -----------  -----------
INTEREST CHARGES:
  Interest on long-term
   debt..................      818,753     2,515,169    2,338,112    1,967,073
  Amortization of
   deferred debt
   expense...............       11,044        32,620       30,578       27,499
  Other interest
   expense...............      239,771       554,406      750,895      873,198
  Allowance for funds
   used during
   construction..........       (2,926)      (27,432)     (26,834)     (46,143)
                           -----------   -----------  -----------  -----------
    TOTAL INTEREST
     CHARGES.............    1,066,642     3,074,763    3,092,751    2,821,627
                           -----------   -----------  -----------  -----------
NET INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM......   (5,559,069)    4,272,208    3,966,519    3,849,360
EXTRAORDINARY ITEM, NET
 OF TAX..................   (2,873,729)          --           --           --
                           -----------   -----------  -----------  -----------
NET INCOME (LOSS)........   (8,432,798)    4,272,208    3,966,519    3,849,360
PREFERRED DIVIDEND.......          --            --           --       (13,860)
                           -----------   -----------  -----------  -----------
NET INCOME (LOSS)
 AVAILABLE FOR COMMON
 STOCK...................  $(8,432,798)  $ 4,272,208  $ 3,966,519  $ 3,835,500
                           ===========   ===========  ===========  ===========
SHARES OF COMMON STOCK
 OUTSTANDING (WEIGHTED
 AVERAGE):
  Basic..................          N/A     1,711,379    1,664,677    1,626,315
  Diluted................          N/A     1,766,608    1,714,596    1,682,841
EARNINGS PER COMMON
 SHARE:
  Basic..................          N/A   $      2.50  $      2.38  $      2.36
  Diluted................          N/A   $      2.45  $      2.34  $      2.32
CASH DIVIDENDS DECLARED
 PER COMMON SHARE........  $      0.42   $      1.67  $      1.63  $      1.59

  The accompanying notes are an integral part of these consolidated financial statements.

                       ESSEX GAS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                         December 31,  August 31,   August 31,
                                             1998         1998         1997
                                         ------------ ------------ ------------
                 ASSETS
GAS PLANT, AT COST...................... $111,416,149 $110,168,004 $104,540,111
  Less: Accumulated depreciation........   29,228,740   28,151,230   25,021,795
                                         ------------ ------------ ------------
NET PLANT...............................   82,187,409   82,016,774   79,518,316
                                         ------------ ------------ ------------
Other property and investments..........      739,686      739,686      718,838
                                         ------------ ------------ ------------
Capitalized Lease (net of accumulated
 amortization of $591,841 at December
 31, 1998, $539,823 at August 31, 1998
 and $518,975 at August 31, 1997).......      531,955      550,939      604,822
                                         ------------ ------------ ------------
CURRENT ASSETS:
  Cash and cash equivalents.............       65,618      254,493      434,930
  Accounts receivable (net of allowance
   for uncollectible accounts of
   $745,004 at December 31, 1998,
   $558,757 at August 31, 1998, and
   $772,233 at
   August 31, 1997).....................    6,190,764    1,790,833    2,664,531
  Supplemental fuel inventory...........    3,890,876    4,178,459    4,131,520
  Materials and supplies (at average
   cost)................................      396,007      511,231      560,493
  Current income taxes..................    2,504,447    1,364,648      143,647
  Prepayments and other.................      265,721      355,365      478,377
  Recoverable gas costs.................          --           --       320,909
                                         ------------ ------------ ------------
    TOTAL CURRENT ASSETS................   13,313,433    8,455,029    8,734,407
                                         ------------ ------------ ------------
DEFERRED CHARGES:
  Regulatory assets.....................          --     4,838,657    5,137,767
  Unamortized debt expense and other....    1,168,721    2,459,959    1,193,446
                                         ------------ ------------ ------------
    TOTAL DEFERRED CHARGES..............    1,168,721    7,298,616    6,331,213
                                         ------------ ------------ ------------
    TOTAL ASSETS........................ $ 97,941,204 $ 99,061,044 $ 95,907,596
                                         ============ ============ ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       ESSEX GAS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                           December 31, August 31,  August 31,
                                               1998        1998        1997
                                           ------------ ----------- -----------
      CAPITALIZATION AND LIABILITIES
COMMON STOCK EQUITY....................... $35,136,604  $38,295,586 $35,408,645
LONG-TERM DEBT, LESS CURRENT PORTION......  27,599,000   28,199,000  28,799,000
                                           -----------  ----------- -----------
  TOTAL CAPITALIZATION....................  62,735,604   66,494,586  64,207,645
                                           -----------  ----------- -----------
NONCURRENT OBLIGATIONS UNDER CAPITAL
 LEASE....................................     471,730      492,366     550,939
                                           -----------  ----------- -----------
CURRENT LIABILITIES:
  Current portion of long-term debt.......     600,000      675,361     960,535
  Current obligation under capital lease..      60,225       58,573      53,883
  Obligations under supplemental fuel
   inventory..............................   4,344,561    4,056,828   3,807,788
  Notes payable, banks....................   8,935,000    6,825,000   3,313,000
  Accounts payable........................   2,575,948    2,024,036   3,092,859
  Accrued interest........................     445,348      820,116     803,237
  Taxes payable...........................      20,710        7,861     157,098
  Refundable gas costs due customers......     198,602      721,388         --
  Accrued transition costs................         --           --      401,465
  Supplier refund due customers...........      34,186      159,243   1,567,364
  Other...................................     552,965      118,179     320,308
                                           -----------  ----------- -----------
    TOTAL CURRENT LIABILITIES.............  17,767,545   15,466,585  14,477,537
                                           -----------  ----------- -----------
COMMITMENTS AND CONTINGENCIES
DEFERRED CREDITS:
  Accumulated deferred income taxes.......   7,358,901    9,037,536   8,840,974
  Unamortized investment tax credit.......   1,048,112    1,071,368   1,141,132
  Deferred directors' fees................     977,404      951,219   1,106,358
  Regulatory liabilities..................         --       664,765     708,053
  Retirement benefit liability............   5,500,008    3,868,913   3,942,364
  Other reserves..........................   2,081,900    1,013,706     932,594
                                           -----------  ----------- -----------
    TOTAL DEFERRED CREDITS................  16,966,325   16,607,507  16,671,475
                                           -----------  ----------- -----------
    TOTAL CAPITALIZATION AND LIABILITIES.. $97,941,204  $99,061,044 $95,907,596
                                           ===========  =========== ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                       ESSEX GAS COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                              Transition
                             Period Ended     Fiscal Years Ended August 31,
                             December 31,  -----------------------------------
                                 1998         1998        1997        1996
                             ------------  ----------- ----------- -----------
BALANCE AT BEGINNING OF
 PERIOD..................... $16,514,556   $15,094,008 $13,833,767 $12,576,695
  Net income (loss).........  (8,432,798)    4,272,208   3,966,519   3,849,360
                             -----------   ----------- ----------- -----------
    TOTAL...................   8,081,758    19,366,216  17,800,286  16,426,055
                             -----------   ----------- ----------- -----------
Cash dividends declared:
  Redeemable preferred
   stock....................         --            --          --       13,860
  Common stock..............     726,184     2,851,660   2,706,278   2,578,428
                             -----------   ----------- ----------- -----------
    TOTAL...................     726,184     2,851,660   2,706,278   2,592,288
                             -----------   ----------- ----------- -----------
BALANCE AT END OF PERIOD.... $ 7,355,574   $16,514,556 $15,094,008 $13,833,767
                             ===========   =========== =========== ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                       ESSEX GAS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Transition
                               Period Ended   Fiscal Years Ended August 31,
                               December 31,  ----------------------------------
                                   1998         1998        1997        1996
                               ------------  ----------  ----------  ----------
OPERATING ACTIVITIES:
 NET INCOME (LOSS)............ $(8,432,798)  $4,272,208  $3,966,519  $3,849,360
                               -----------   ----------  ----------  ----------
 Adjustments to reconcile net
  income to net cash:
 Extraordinary charge related
  to discontinuance of SFAS
  No. 71......................   2,873,729          --          --          --
 Depreciation and
  amortization, including
  amounts related to non-
  utility operations..........   1,462,530    4,167,438   3,787,613   3,138,655
 Provisions for uncollectible
  accounts....................     186,248     (213,476)    119,441      57,792
 Deferred income taxes........   1,768,624      382,751    (812,633)  1,950,962
 Noncash compensation
  associated with ESOP........         --           --       75,000     150,000
 Other changes in assets and
  liabilities:
  Accounts receivable.........  (4,251,168)   1,087,174    (899,975)   (242,390)
  Inventories including
   fuel.......................     402,807        2,323    (132,262)  2,512,221
  Accounts payable............     770,130   (1,068,823)   (970,970)  1,077,522
  Supplier refund
   obligations................    (125,057)  (1,408,121)  1,291,720  (2,179,095)
  Taxes payable/receivable....  (1,126,950)  (1,370,238)  1,019,266    (802,472)
  Recoverable (refundable)
   gas costs..................    (522,786)   1,042,297     149,857  (2,960,944)
  Deferred merger costs.......   1,666,378   (1,666,378)        --          --
  Other, net..................    (211,373)    (213,093)    469,501    (324,853)
                               -----------   ----------  ----------  ----------
  Total adjustments...........   2,893,112      741,854   4,096,558   2,377,398
                               -----------   ----------  ----------  ----------
   NET CASH PROVIDED BY (USED
    IN) OPERATING ACTIVITIES..  (5,539,686)   5,014,062   8,063,077   6,226,758
                               -----------   ----------  ----------  ----------
INVESTING ACTIVITIES:
 Utility capital
  expenditures................  (1,475,657)  (6,591,302) (6,894,633) (8,027,623)
 Payments for retirements of
  property, plant and
  equipment, net..............    (169,720)     (74,466)    (99,602)   (258,352)
 Purchase of investment.......         --           --     (570,113)        --
 Sale of investment...........         --           --      570,113         --
                               -----------   ----------  ----------  ----------
   NET CASH (USED IN)
    INVESTING ACTIVITIES......  (1,645,377)  (6,665,768) (6,994,235) (8,285,975)
                               -----------   ----------  ----------  ----------
FINANCING ACTIVITIES:
 Dividends paid...............    (726,184)  (2,851,660) (2,706,278) (2,592,288)
 Issuance of common stock.....         --     1,447,063   1,048,703     856,007
 Issuance of long-term debt...         --           --    9,827,190         --
 Retirements of preferred
  stock.......................         --           --          --     (336,000)
 Principal retired on long-
  term debt...................    (675,361)    (885,l74)   (854,831)   (828,758)
 Changes in supplemental fuel
  inventory...................     287,733      249,040     449,778  (1,773,143)
 Changes in notes payable,
  banks.......................   2,110,000    3,512,000  (8,627,000)  7,050,000
 Capital contribution from
  Eastern.....................   6,000,000          --          --          --
 Payment of ESOP debt.........         --           --      (75,000)   (150,000)
                               -----------   ----------  ----------  ----------
   NET CASH PROVIDED BY (USED
    IN) FINANCING ACTIVITIES..   6,996,188    1,471,269    (937,438)  2,225,818
                               -----------   ----------  ----------  ----------
Net increase (decrease) in
 cash and cash equivalents....    (188,875)    (180,437)    131,404     166,601
Cash and cash equivalents at
 beginning of period..........     254,493      434,930     303,526     136,925
                               -----------   ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD................ $    65,618   $  254,493  $  434,930  $  303,526
                               ===========   ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period
  for:
   Interest (net of amount
    capitalized).............. $ 1,441,410   $3,057,884  $3,227,502  $2,708,961
                               ===========   ==========  ==========  ==========
   Income taxes............... $   618,900   $3,518,822  $2,682,465  $1,407,476
                               ===========   ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       ESSEX GAS COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                         December 31,  August 31,   August 31,
                                             1998         1998         1997
                                         ------------  -----------  -----------
COMMON STOCK EQUITY:
  Common stock, no par value, 200,000
   authorized shares. Issued and
   outstanding 100 shares at December
   31, 1998............................. $27,805,225           --           --
  Common stock, no par value, 5,000,000
   authorized shares. Issued and
   outstanding 1,729,007 shares at
   August 31, 1998, and 1,685,318 issued
   and outstanding at at August 31,
   1997.................................         --    $21,805,225  $20,320,890
  Unrealized loss on investments
   available for sale, net..............     (24,195)      (24,195)      (6,253)
  Retained earnings.....................   7,355,574    16,514,556   15,094,008
                                         -----------   -----------  -----------
                                          35,136,604    38,295,586   35,408,645
                                         -----------   -----------  -----------
LONG-TERM DEBT:
FIRST MORTGAGE BONDS:
  10.25%, due serially from 1994 to
   2003.................................   3,000,000     3,600,000    4,200,000
  10.10%, due serially from 2010 to
   2020.................................   8,000,000     8,000,000    8,000,000
   7.28%, due serially from 2008 to
   2016.................................  10,000,000    10,000,000   10,000,000
                                         -----------   -----------  -----------
                                          21,000,000    21,600,000   22,200,000
                                         -----------   -----------  -----------
MORTGAGE NOTE:
  8.5%, due serially from 1976 to 1998..         --         75,361      360,535
                                         -----------   -----------  -----------
DEBENTURES:
  8.625%, due 2006......................   2,245,000     2,245,000    2,245,000
  8.15%, due 2017.......................   4,954,000     4,954,000    4,954,000
                                         -----------   -----------  -----------
                                           7,199,000     7,199,000    7,199,000
                                         -----------   -----------  -----------
  TOTAL DEBT............................  28,199,000    28,874,361   29,759,535
  Less: Current portion maturing and
   payable..............................     600,000       675,361      960,535
                                         -----------   -----------  -----------
    TOTAL LONG-TERM DEBT................  27,599,000    28,199,000   28,799,000
                                         -----------   -----------  -----------
    TOTAL CAPITALIZATION................ $62,735,604   $66,494,586  $64,207,645
                                         ===========   ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ESSEX GAS COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

 General

  Essex Gas Company (the "Company" or "Essex Gas") is a public utility engaged in the distribution and sale of natural gas for residential, commercial and industrial uses. Its service area is northeastern Massachusetts.

 Merger

  On September 30, 1998, the Company merged with ECGC Acquisition Company, a wholly-owned subsidiary of Eastern Enterprises ("Eastern"), through the exchange of all the Company's stock for approximately 2,047,000 shares of Eastern common stock. The merger was accounted for as a pooling of interests by Eastern.

  On December 7, 1998, the Company changed its fiscal year end from August 31 to December 31 to conform to Eastern's fiscal year end. The transition period ("Transition Period") ended December 31, 1998 reflects the results of operations and cash flows for the four months then ended and precedes the start of the new fiscal year. Unaudited financial results of operations for the four months ended December 31, 1997 are reflected on a comparative basis in Note L of the Notes to Consolidated Financial Statements.

  The merger related transaction fees, termination benefits and related expenses charged against pre-tax earnings during the Transition Period totaled, $7,904,000, of which approximately $6,124,000 have been paid to date. The remaining $1,780,000 are reflected in several liability accounts in the accompanying Consolidated Balance Sheet at December 31, 1998.

  In connection with the merger, the Massachusetts Department of Telecommunications and Energy (the Department) approved a rate plan that results in an immediate five percent price reduction through the cost of gas adjustment clause mechanism (CGAC) and a ten year freeze of base rates at current levels. Due primarily to the length of the base rate freeze, the Company was required to discontinue its application of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71") during the Transition Period. Accordingly, the Company wrote off its net regulatory assets of $4,835,000, consisting principally of postretirement costs. In addition, the Company was required to adopt certain accounting practices in order to comply with generally accepted accounting principles for nonregulated entities and to maintain consistency with its new parent. As such, the Company recorded a nonrecurring pre-tax gain of $335,000 due to the adoption of a revenue method that reflects full accrual accounting, as discussed below. Adjustments to reflect these new practices and the discontinuance of SFAS No. 71 are included in the extraordinary item, net of tax in the Consolidated Statements of Income.

 Regulation

  For the periods prior to the approval of the merger and rate plan, the accounting policies conform to generally accepted accounting principles as applied to regulated public utilities and reflect the effects of the ratemaking process in accordance with SFAS No. 71. Under SFAS No. 71, the Company was allowed to defer certain costs that otherwise would be expensed in recognition of the ability to recover them in future rates.

  The Company had established regulatory assets in cases where the Department permitted or was expected to permit the recovery of specific costs over time. As of August 31, 1998, regulatory assets included approximately $440,000 for environmental costs, $260,000 related to a settlement payment for a supplemental retirement plan, and $389,000 related to deferred income taxes. Included in deferred credits is a regulatory liability of $665,000 related to deferred income taxes. Assuming a cost-of-service based regulatory structure, regulators may permit incurred costs, normally treated as expenses, to be deferred and recovered through future rates. Through their actions, regulators may also reduce or eliminate the value of an asset, or create a liability.

  The Company's operations are subject to Massachusetts's statutes applicable to gas utilities. Its revenues, earnings and cash flows are highly seasonal, as most of its throughput is directly related to temperature conditions.

                      ESSEX GAS COMPANY AND SUBSIDIARIES

 Principles of Consolidation and Presentation

  The consolidated financial statements include the accounts of LNG Storage, Inc., a wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

 Cash Equivalents

  Cash equivalents are defined as investments with an original maturity of three months or less.

 Gas Operating Revenues

  As previously mentioned, effective with the merger and the ten year base rate freeze, the Company is unable to continue the application of SFAS No. 71, resulting also in a change in its method of accounting for revenues. Previously, substantially all revenues were recorded when billed. The Company deferred the cost of any firm gas that had been distributed, but was unbilled at the end of a period, to a period in which the gas was billed to customers. Under the new method, the unbilled revenue is recorded at the end of each accounting period. The impact on the Transition Period earnings due to this change is an increase in margin of $2,285,000.

 Cost of Gas Adjustment Clause and Deferred Gas Costs

  The CGAC requires the Company to adjust its rates semi-annually for firm gas sales in order to track changes in the cost of gas distributed, with an annual adjustment of subsequent rates for any collection over or under recovery of actual costs incurred. The local distribution adjustment clause ("LDAC") allows the Company to recover from all firm customers the amortization of all environmental response costs associated with former manufactured gas plant ("MGP") sites and FERC Order 636 transition costs. These costs were previously recovered through the CGAC.

 Depreciation

  Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service for the Transition Period, was 3.69%. For the fiscal years ended August 31, the composite rate was 3.70% in 1998, 3.53% in 1997 and 3.03% in 1996.

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

 Earnings Per Share

  In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. The statement requires restatement of prior years' earnings per share. The Company adopted this statement for its fiscal year ended August 31, 1998.

                      ESSEX GAS COMPANY AND SUBSIDIARIES

  Earnings per share are not presented at December 31, 1998 because the Company is now a wholly-owned subsidiary of Eastern.

 Reclassifications

  Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

B. Supplemental Fuel Inventory

  The Company, with Department approval, finances its supplemental gas inventory through a single purpose financing arrangement extending through December 31, 2000. The credit agreement provides for a total commitment of up to $10,000,000 and is secured by storage gas. All costs related to the financing are recoverable from customers. The effective interest cost of the financing was 5.8% for the Transition Period and for the fiscal years ended August 31, 1998 and 1997, it was 6.20% and 6.10%, respectively.

C. Common Stock

  Common stock activity for the previous three fiscal years and the Transition Period are as follows:

                                                       Additional
                               Number of     Common      Paidin
                                 Shares       Stock      Capital
                               ----------  ----------- -----------
   BALANCE, AUGUST 31, 1995..   1,607,061  $ 4,017,653 $14,311,026
   Dividend reinvestment
    plan.....................      19,754      366,787     100,916
   Amortization of capital
    stock expense............         --        50,229         --
   Employee stock plans......      11,319      226,881      52,370
   Sale of common stock......       4,356       97,283      11,770
   Conversion to no par
    value....................         --    14,476,082 (14,476,082)
                               ----------  ----------- -----------
   BALANCE, AUGUST 31, 1996..   1,642,490   19,234,915         --
   Dividend reinvestment
    plan.....................      19,733      475,380         --
   Amortization of capital
    stock expense............         --        37,272         --
   Employee stock plans......      17,794      438,252         --
   Sale of common stock......       5,301      135,071         --
                               ----------  ----------- -----------
   BALANCE, AUGUST 31, 1997..   1,685,318   20,320,890         --
   Dividend reinvestment
    plan.....................      12,652      476,579         --
   Amortization of capital
    stock expense............         --        37,272         --
   Employee stock plans......      27,967      865,061         --
   Sale of common stock......       3,070      105,423         --
                               ----------  ----------- -----------
   BALANCE, AUGUST 31, 1998..   1,729,007   21,805,225         --
   Merger with Eastern:
     Exchange of common
      stock..................  (1,729,007)         --          --
     Issuance of common stock
      to Eastern.............         100          --          --
   Capital contribution from
    Eastern..................         --     6,000,000         --
                               ----------  ----------- -----------
   BALANCE, DECEMBER 31,
    1998.....................         100  $27,805,225 $       --
                               ==========  =========== ===========

                      ESSEX GAS COMPANY AND SUBSIDIARIES

D. Restriction on Retained Earnings

  Under the terms of the indenture securing the First Mortgage Bonds, substantially all of the Company's retained earnings in the amount of $7,356,000 as of December 31, 1998 were restricted as to the payment of cash dividends on common stock and the purchase, redemption or retirement of shares of common stock.

E. Interim Financing and Long-term Debt

  The Company periodically borrows from banks on an unsecured, short-term basis. At December 31, 1998, the Company had $8,935,000 of outstanding notes payable with a weighted average interest rate of 5.95% under available lines of credit totaling $13,000,000. The annual commitment fees related to these lines of credit are between 0 and 37.5 basis points on the total amount of the line.

  Substantially all plant assets are pledged as collateral under the terms of the Indenture of First Mortgage Bonds. The 8.5% Mortgage Note represents an obligation secured by the liquefied gas storage facility in Haverhill, Massachusetts. In accordance with the terms of the Indenture of First Mortgage Bonds, the Note Purchase Agreement of the sinking fund notes and the Mortgage Note, the Company is required to make specified sinking fund payments and other maturities of long-term debt of $600,000 annually for the years 1999 through 2002 and $25,799,000 thereafter.

F. Disclosure About Fair Values of Financial Instruments

  The following methods and assumptions were used to estimate the fair values of financial statements:

 Cash and Cash Equivalents

  The carrying amounts approximate fair value.

 Short-Term Debt

  The carrying amounts of the Company's short term debt, including notes payable and gas inventory financing, approximate their fair value.

 Long-Term Debt

  The fair value of long-term debt is estimated based on currently quoted market prices.

  The carrying amounts and estimated fair values of the Company's debt at December 31, 1998, August 31, 1998, and 1997 are as follows:

                            December 31, 1998        August 31, 1998         August 31, 1997
                         ----------------------- ----------------------- -----------------------
                          Carrying      Fair      Carrying      Fair      Carrying      Fair
                           Amount       Value      Amount       Value      Amount       Value
                         ----------- ----------- ----------- ----------- ----------- -----------
Short-term debt......... $13,279,561 $13,279,561 $10,881,828 $10,881,828 $ 7,120,788 $ 7,120,788
Long-term debt.......... $28,730,955 $33,995,955 $29,425,300 $38,998,862 $30,364,357 $36,767,678

                      ESSEX GAS COMPANY AND SUBSIDIARIES

G. Income Taxes

  The components of the provision (benefit) for income taxes are as follows:

                                Transition
                               Period Ended   Fiscal Years Ended August 31,
                               December 31,  ----------------------------------
                                   1998         1998        1997        1996
                               ------------  ----------  ----------  ----------
FEDERAL
  Current..................... $  (562,493)  $1,948,230  $2,258,000  $  294,144
  Deferred....................  (1,364,704)     104,257    (298,635)  1,569,000
  Amortization of investment
   tax credit.................     (23,256)     (69,764)    (69,764)    (69,784)
                               -----------   ----------  ----------  ----------
    Total Federal.............  (1,950,453)   1,982,723   1,889,601   1,793,360
                               -----------   ----------  ----------  ----------
STATE
  Current.....................      76,103      395,957     454,643      58,643
  Deferred....................    (346,734)      20,686     (64,000)    321,000
                               -----------   ----------  ----------  ----------
    Total State...............    (270,631)     416,643     390,643     379,643
                               -----------   ----------  ----------  ----------
    Total Income Tax Provision
     (Benefit)................ $(2,221,084)  $2,399,366  $2,280,244  $2,173,003
                               ===========   ==========  ==========  ==========

  For the Transition Period, approximately $1,626,000 of the income tax benefit is netted against the extraordinary item in the Consolidated Statements of Income.

  A reconciliation of federal income taxes calculated at the statutory rate with income tax provision (benefit) shown in the financial statements for the Transition Period and the fiscal years ended August 31, 1998, 1997, and 1996 are as follows:

                                Transition
                               Period Ended   Fiscal Years Ended August 31,
                               December 31,  ----------------------------------
                                   1998         1998        1997        1996
                               ------------  ----------  ----------  ----------
Federal statutory rate........        35.0%        34.0%       34.0%       34.0%
                               ===========   ==========  ==========  ==========
Federal income tax provision
 (benefit) at statutory rates
 on net income before
 extraordinary item........... $(2,153,891)  $2,265,922  $2,117,753  $2,048,628
Increase (decrease) in taxes
 resulting from:
  Amortization of investment
   tax credit.................     (23,256)     (69,764)    (69,764)    (69,784)
  Non-deductible merger
   expenses...................   1,396,135          --          --          --
  Adjustment due to tax rate
   change.....................     220,687          --          --          --
  State taxes, net of federal
   benefit....................     (94,280)     274,984     257,824     250,564
  Other.......................      59,699      (71,776)    (25,569)    (56,405)
                               -----------   ----------  ----------  ----------
    Total Income Tax Provision
     (Benefit) on net income
     before extraordinary
     item..................... $  (594,906)  $2,399,366  $2,280,244  $2,173,003
                               ===========   ==========  ==========  ==========
EFFECTIVE INCOME TAX RATE.....         9.7%        36.0%       36.6%       36.1%
                               ===========   ==========  ==========  ==========

  The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect

                      ESSEX GAS COMPANY AND SUBSIDIARIES
in the year in which the differences are expected to reverse. Significant items making up deferred tax assets and liabilities at December 31, 1998 and August 31, 1998 and 1997 are as follows:

                                                              August 31,
                                           December 31, -----------------------
                                               1998        1998        1997
                                           ------------ ----------- -----------
Liabilities
  Utility Plant-primarily depreciation.... $12,212,594  $11,698,486 $11,399,390
  Regulatory Assets.......................         --       449,755     685,761
  Other...................................     326,396      231,610      61,613
                                           -----------  ----------- -----------
    TOTAL LIABILITIES.....................  12,538,990   12,379,851  12,146,764
                                           -----------  ----------- -----------
Assets
  Investment tax credits..................     621,477      664,765     708,053
  Deferred directors fees.................     383,387      364,222     423,624
  Unbilled revenue........................         --       243,418     317,513
  Reserve for uncollectible receivables...     292,228      213,948     295,688
  Deferred gas costs......................      77,902      276,219         --
  Post-retirement benefits................   2,401,529      451,284     363,565
  Supplier refund.........................         --           --      600,144
  Capitalized cost--inventory.............     950,950      928,282     443,739
  Other...................................     452,616      200,177     153,464
                                           -----------  ----------- -----------
    TOTAL ASSETS..........................   5,180,089    3,342,315   3,305,790
                                           -----------  ----------- -----------
ACCUMULATED DEFFERRED INCOME TAXES, NET... $ 7,358,901  $ 9,037,536 $ 8,840,974
                                           ===========  =========== ===========

H. Leases

  The Company is obligated under various lease agreements for certain facilities and equipment used in operations. Total expenditures under operating leases were $51,000 for the Transition Period and $285,000, $299,000, and $315,000 for the fiscal years 1998, 1997, and 1996 respectively. The property classified as a capital lease as of December 31, 1998 and August 31, 1998 and 1997 is as follows:

                                                               August 31,
                                             December 31, ---------------------
                                                 1998        1998       1997
                                             ------------ ---------- ----------
   Buildings................................  $1,123,796  $1,123,796 $1,123,796
   Less: Accumulated depreciation...........     591,841     572,857    518,974
                                              ----------  ---------- ----------
                                              $  531,955  $  550,939 $  604,822
                                              ==========  ========== ==========

  Depreciation expense of $19,000, $54,000, $50,000, and $46,000 along with interest of $15,000, $49,000, $53,000, and $57,000 related to the capital lease, is included in other operating expenses for the Transition Period and fiscal years ended August 31, 1998, 1997, and 1996 respectively.

                      ESSEX GAS COMPANY AND SUBSIDIARIES

  The Company also has various operating lease agreements for equipment, vehicles and office space. The remaining minimum annual rental commitment for these and all other non-cancelable leases is as follows:

                                                              Capital  Operating
                                                               Leases   Leases
                                                              -------- ---------
     1999.................................................... $102,500 $ 95,286
     2000....................................................  102,500   56,825
     2001....................................................  102,500   10,928
     2002....................................................  102,500      --
     Thereafter..............................................  290,416      --
                                                              -------- --------
     Total minimum lease payments............................ $700,416 $163,039
                                                                       ========
     Less: Amount representing interest......................  168,461
                                                              --------
                                                              $531,955
                                                              ========

I. Employee Benefits


  Effective September 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revises prior disclosure requirements. The information for fiscal years ended August 31, 1998, 1997 and 1996 have been restated to conform to the Transition Period presentation. The net cost for these plans and agreements charged to expense was as follows:

 Pensions

  The Company has two pension plans covering substantially all employees. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA").

                                   Transition
                                  Period Ended Fiscal Years Ended August 31,
                                  December 31, -------------------------------
                                      1998       1998       1997       1996
                                  ------------ ---------  ---------  ---------
   Service cost.................   $ 106,291   $ 318,872  $ 286,362  $ 268,542
   Interest cost on projected
    benefit obligation..........     259,493     778,479    752,921    722,354
   Expected return on plan as-
    sets........................    (301,356)   (904,067)  (754,437)  (664,486)
   Amortization of prior service
    cost........................      54,662     163,988    138,876    138,876
   Amortization of transition
    obligation..................       2,927       8,782      8,782      8,782
   Recognized actual gain.......     (13,484)    (40,453)       --         --
                                   ---------   ---------  ---------  ---------
     Total net pension cost.....   $ 108,533   $ 325,601  $ 432,504  $ 474,068
                                   =========   =========  =========  =========

 Health Care

                                   Transition
                                  Period Ended Fiscal Years Ended August 31,
                                  December 31, -------------------------------
                                      1998       1998       1997       1996
                                  ------------ ---------  ---------  ---------
   Service cost.................   $  37,852   $ 113,556  $ 103,140  $ 104,379
   Interest cost on accumulated
    benefit obligation..........     119,714     359,141    345,298    316,398
   Expected return on plan as-
    sets........................     (33,965)   (101,896)   (62,348)   (37,043)
   Amortization of transition
    obligation..................      67,956     203,867    203,868    203,868
                                   ---------   ---------  ---------  ---------
     Total net retiree health
      care cost.................   $ 191,557   $ 574,668  $ 589,958  $ 587,602
                                   =========   =========  =========  =========

                      ESSEX GAS COMPANY AND SUBSIDIARIES

  The tables above do not reflect retirement enhancements for pension and health care of $623,000 and $555,000 respectively, or curtailment gains of $635,000 for pension and $85,000 for health care, which were related to the Company's early retirement offering to management personnel.

  As discussed in Note A of the Notes to Consolidated Financial Statements, the Company conformed to Eastern's method of accounting for post-retirement benefits other than pensions by recognizing the remaining unamortized transition obligation of $3.0 million. Since the Company had received regulatory approval to fully recover the SFAS No. 106 costs in rates, a regulatory asset was recorded.

  The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of Company plans and amounts recorded in the Company's balance sheet as of December 31, 1998 and August 31, 1998 and 1997 using actuarial measurement dates of October 1, 1998 and August 31, 1998 and 1997:

                                        Pensions                              Health Care
                          --------------------------------------  --------------------------------------
                           Transition     Fiscal Years Ended       Transition     Fiscal Years Ended
                          Period Ended        August 31,          Period Ended        August 31,
                          December 31,  ------------------------  December 31,  ------------------------
                              1998         1998         1997          1998         1998         1997
                          ------------  -----------  -----------  ------------  -----------  -----------
Change in benefit
 obligation
Balance at beginning of
 period.................  $11,720,859   $10,688,514  $ 9,707,828  $ 5,387,961   $ 4,857,768  $ 4,218,010
Service cost............       79,718       318,872      286,362        9,462       113,556      103,140
Interest cost...........      194,620       778,479      752,921       29,930       359,141      345,298
Plan amendments.........          --            --       376,668          --            --           --
Curtailment (gain)......     (635,431)          --           --       (84,921)          --           --
Special termination
 benefits...............      623,321           --           --       555,183           --           --
Benefits paid...........     (160,576)     (642,300)    (612,558)     (20,941)     (256,116)    (101,421)
Actuarial (gain) or
 loss...................     (422,125)      577,294      177,293     (166,804)      313,612      292,741
                          -----------   -----------  -----------  -----------   -----------  -----------
Balance at end of
 period.................  $11,400,386   $11,720,859  $10,688,514  $ 5,709,870   $ 5,387,961  $ 4,857,768
                          ===========   ===========  ===========  ===========   ===========  ===========
Change in plan assets
Fair value, beginning of
 period.................  $11,459,383   $10,211,480  $ 9,082,672  $ 1,754,391   $ 1,386,073  $   886,580
Actual return on plan
 assets.................   (1,295,268)    1,700,203    1,741,366      (46,121)       53,396       35,551
Employer contributions..          --        190,000          --           --        571,038      565,363
Benefits paid...........     (160,576)     (642,300)    (612,558)     (20,941)     (256,116)    (101,421)
                          -----------   -----------  -----------  -----------   -----------  -----------
Fair value, end of
 period.................  $10,003,539   $11,459,383  $10,211,480  $ 1,687,329   $ 1,754,391  $ 1,386,073
                          ===========   ===========  ===========  ===========   ===========  ===========
Reconciliation of funded
 status
Funded status...........  $(1,396,847)  $  (261,476) $  (477,034) $(4,022,541)  $(3,633,570) $(3,471,695)
Unrecognized actuarial
 (gain) or loss.........     (668,096)   (1,764,636)  (1,586,247)     165,810       370,700        8,588
Unrecognized transition
 obligation.............     (159,351)      (16,042)      (7,260)         --            --           --
Unrecognized prior
 service................    1,118,088     1,471,593    1,635,581          --            --           --
                          -----------   -----------  -----------  -----------   -----------  -----------
 Net amount recognized
  period end............  $(1,106,206)  $  (570,561) $  (434,960) $(3,856,731)  $(3,262,870) $(3,463,107)
                          ===========   ===========  ===========  ===========   ===========  ===========
Amounts recognized in
 balance sheet
Intangible asset........  $   537,071   $    35,482  $    44,297  $       --    $       --   $       --
Accrued benefit
 liability..............   (1,643,277)     (606,043)    (479,257)  (3,856,731)   (3,262,870)  (3,463,107)
                          -----------   -----------  -----------  -----------   -----------  -----------
 Net amount.............  $(1,106,206)  $  (570,561) $  (434,960) $(3,856,731)  $(3,262,870) $(3,463,107)
                          ===========   ===========  ===========  ===========   ===========  ===========

                      ESSEX GAS COMPANY AND SUBSIDIARIES

  To fund health care benefits under its collective bargaining agreements, the Company maintains a Voluntary Employee Beneficiary Association ("VEBA") Trust to which it makes contributions from time to time. Plan assets are invested in debt and equity marketable securities.

  Following are the weighted-average assumptions used in developing the projected benefit obligation:

                                                                    August 31,
                                                     December 31, --------------
                                                         1998     1998 1997 1996
                                                     ------------ ---- ---- ----
     Discount rate..................................    7.25%     7.0% 7.5% 8.0%
     Return on plan assets..........................     8.5%     8.0% 8.0% 8.0%
     Increase in future compensation................     5.0%     5.0% 5.0% 6.0%
     Health care inflation trend....................     8.0%     7.0% 8.0% 8.5%

  The health care inflation trend is assumed to be 8% in 1999 and decrease gradually to 5% for 2005. A one percentage point increase or decrease in the assumed health care trend rate for 1998 would have the following effects:

                              One-Percentage One-Percentage
                              Point Increase Point Decrease
                              -------------- --------------
     Service cost and
      interest cost
      components.............    $ 12,149      $ (11,561)
     Post-retirement benefit
      obligation.............    $389,092      $(363,218)

 Employee Stock Ownership Plan

  On September 1, 1986, the Company created an Employee Stock Ownership Plan and Trust ("ESOP" or "Trust"). The Company contributes annually to the Trust an amount equal to principal plus interest and any other fees net of interest income earned by the Trust and dividends on unallocated shares. The Trust was created primarily to acquire shares of the Company's common stock for the exclusive benefit of the participants (substantially all nonbargaining employees). During fiscal 1987, the Trust borrowed $1,500,000 and acquired 82,800 shares, as adjusted for a two-for-one stock split effective April 1, 1987, of the Company's previously unissued common stock. The Company guarantees the loan and final payment of $75,000 was made in October, 1996. The ESOP was recorded as a liability and the offsetting debit was accounted for as a reduction of common stock equity in the accompanying consolidated balance sheets. Interest was payable monthly at a floating rate, which was 80% of the current prime rate. The charge to income, which equals the Company's contribution, was $0 for the Transition Period and $336,000, $174,000, and $223,000 respectively for the fiscal years ended 1998, 1997, and 1996. Interest on ESOP debt was $0 for the Transition Period and $0, $1,000 and $17,000 respectively for the fiscal years ended 1998, 1997 and 1996. Dividends on unallocated ESOP shares used to pay debt service was $0 for the Transition Period and $0, $6,000 and $13,000 respectively for the fiscal years ended 1998, 1997 and 1996.

  As of the merger date, all shares in the plan were converted to shares of Eastern Common Stock.

 Savings Plan

  The Company has a thrift savings plan in which the Company matches one-half of employee contributions with the match capped at three percent. The Company contributed $46,000 during the Transition Period and $164,000, $169,000 and $132,000 to the Plan in fiscal years 1998, 1997 and 1996, respectively.

 Stock Option Plans

  In 1995 the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (the Plans) under which options may be granted to officers and key employees. Options totaling 100,000 shares may

                      ESSEX GAS COMPANY AND SUBSIDIARIES
be granted under the Plans with not more than 25,000 shares granted during any one year to any individual. During 1995, the Company granted a total of 20,000 shares under the Incentive Stock Option Plan and 4,000 shares under the Non-Qualified Stock Option Plan at a price of $24.25 with exercise dates beginning February 9, 1996 and ending February 9, 2000. No options were granted or exercised during the Transition Period, prior to the merger date and fiscal years 1998 and 1997.

  As of the merger date, all shares in the plan were converted to shares of Eastern Common Stock.

J. Commitments and Contingencies

 Construction Expenditures

  The Company's construction expenditures are presently estimated at $6,800,000 for 1999, and approximately $7,000,000 in each of the following three years.

 Environmental Matters

  The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. The Company may have or share responsibility under applicable environmental laws for the remediation of five such sites, as well as for one non-MGP site. The Company has estimated its potential share of the costs of investigating and remediating these sites in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company has recorded a liability of approximately $400,000, which represents its best estimate at this time of remediation costs. However, there can be no assurance that such cost will not vary considerably from this estimate. Factors that may bear on costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

  The Company has received and responded to Requests for Information from the U.S. Environmental Protection Agency ("EPA") pursuant to Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), regarding two federal superfund sites that the EPA is currently investigating. It is not possible at this time to reasonably estimate the amount of the Company's obligation for remediation of the sites; however, the Company expects that its share, if any, will be de minimis.

  By a rate order issued on May 25, 1990, the Department approved recovery of all prudently incurred environmental response costs associated with former MGP sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company currently believes, in light of the Department rate order on environmental cost recovery, that it is not probable that such costs will materially affect its financial condition or results of operations.

K. Related Party Transactions

  The Company incurred $200,000 for legal, tax and corporate services provided by Eastern. Included in Other Current Liabilities in the Consolidated Balance Sheet at December 31, 1998 is a net payable to parent and affiliates of approximately $218,000.

                      ESSEX GAS COMPANY AND SUBSIDIARIES

L. Selected Comparative Financial Information

                                                          Four Months Ended
                                                       ------------------------
                                                                     December
                                                        December        31,
                                                        31, 1998       1997
                                                       -----------  -----------
                                                                     Unaudited
   Operating Revenues................................. $16,637,325  $16,296,888
                                                       -----------  -----------
   Operating Margin................................... $ 9,082,924  $ 8,539,304
                                                       -----------  -----------
   Operating Expenses................................. $13,636,301  $ 6,341,911
                                                       -----------  -----------
   Income Taxes....................................... $  (594,906) $   667,216
                                                       -----------  -----------
   Net Income Before Extraordinary Item............... $(5,559,069) $ 1,188,749
                                                       -----------  -----------
   Extraordinary Item, Net of Tax..................... $(2,873,729) $       --
                                                       -----------  -----------
   Net Income Available for Common Stock.............. $(8,432,798) $ 1,188,749
                                                       ===========  ===========

  The significant increase in operating expenses for the four months ended December 31, 1998 as compared to the four months ended December 31, 1997 is primarily due to merger related expenses as discussed in Note A of the Notes to Consolidated Financial Statements.

  This financial information is presented herein for comparative purposes and includes any adjustments which are, in the opinion of management, necessary for a fair presentation.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Essex Gas Company:

  We have audited the accompanying consolidated balance sheets and statements of capitalization of Essex Gas Company (a Massachusetts corporation) as of December 31, 1998, August 31, 1998 and August 31, 1997, and the related consolidated statements of income, retained earnings and cash flows for the four-month period ended December 31, 1998 and each of the three years in the period ended August 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Gas Company as of December 31, 1998, August 31, 1998 and August 31, 1997, and the results of its operations and its cash flows for the four-month period ended December 31, 1998 and each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  As discussed in Note A, as a result of the merger, the approved rate plan and related discontinuance of SFAS No. 71, the Company changed certain accounting practices to comply with generally accepted accounting principles for non-regulated entities.

Boston, Massachusetts
March 5, 1999

Item 8: Financial Statements and Supplementary Data

  (b) Selected Quarterly Financial Data

YEAR ENDED AUGUST 31, 1998

                                            Three Months Ended
                             ------------------------------------------------
                             November 30, February 28,   May 31,   August 31,
                                 1997         1998        1998        1998
                             ------------ ------------ ----------- ----------
Operating revenues..........  $9,034,815   23,027,508   14,154,192  4,604,435
Operating income............     940,911    3,901,570    1,683,374    593,114
Income (loss) applicable to
 common shares..............     176,528    3,246,456      999,650   (150,426)
Earnings (loss) per common
 share......................         .10         1.91          .58       (.09)
Dividends declared per
 common share...............         .41          .42          .42        .42
Stock price range:
  High......................       32.75        49.00        47.00      47.13
  Low.......................       26.00        31.25        44.00      44.00

YEAR ENDED AUGUST 31, 1997

                                            Three Months Ended
                             ------------------------------------------------
                             November 30, February 28,   May 31,   August 31,
                                 1996         1997        1997        1997
                             ------------ ------------ ----------- ----------
Operating revenues..........  $8,142,501  $23,220,840  $16,659,598 $5,511,795
Operating income............     471,157    3,814,227    1,971,507    464,672
Income (loss) applicable to
 common shares..............    (260,669)   3,131,438    1,256,125   (160,375)
Earnings (loss) per common
 share......................        (.16)        1.89          .75       (.10)
Dividends declared per
 common share...............         .40          .41          .41        .41
Stock price range:
  High......................       27.00        25.75        26.00      27.00
  Low.......................       24.00        24.25        24.25      25.25

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

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

  A) Documents filed as part of this report:

    1. The Financial Statements of the Company, on pages 11 through 27, and the Report of Arthur Andersen LLP on page 28 therein.

    2. Financial Statement Schedules.

  The following supplementary financial statement schedules required by Rule 5-04 of Regulation S-X, and report thereon, are filed as part of this Form 10-K on the page indicated below:

   Schedule                                                          Page No. in
    Number                        Description                        this Report
   --------                       -----------                        -----------
      II    Consolidated Valuation and Qualifying Accounts for the
             transition period ended December 31, 1998 and the
             three years ended August 31, 1998....................        31
            Report of Independent Public Accountants..............        28

  Schedules other than the one listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto.

    3. Exhibits required by Item 601 of Regulation S-K.

     See Exhibit Index on pages 33 through 35.

  B) Reports on Form 8-K.

    Form 8-K filed on October 14, 1998.
    Form 8-K filed on December 7, 1998.

                CONSOLIDATION VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

  Reserves which are deducted in the balance sheets from assets to which they apply:

  Transition                            Balance at Charged to Charged to              Balance
 Period Ended                           beginning  costs and     other                at end
 December 31,        Description        of period   expenses  accounts(1) Deductions of period
 ------------        -----------        ---------- ---------- ----------- ---------- ---------
              Allowance for doubtful
     1998     accounts................     $559       $169       $ 46        $ 29      $745
 Fiscal Years                           Balance at Charged to Charged to              Balance
    Ended                               beginning  costs and     other                at end
  August 31,         Description        of period   expenses  accounts(1) Deductions of period
 ------------        -----------        ---------- ---------- ----------- ---------- ---------
              Allowance for doubtful
     1998     accounts................     $772       $431       $110        $754      $559
              Allowance for doubtful
     1997     accounts................     $653       $614       $167        $662      $772
              Allowance for doubtful
     1996     accounts................     $595       $613       $164        $719      $653

--------
(1) Represents recoveries on accounts previously written off

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Essex Gas Company  (Registrant)

                                                   /s/ Joseph F. Bodanza
                                          By: _________________________________
                                                     Joseph F. Bodanza
                                                 Senior Vice President and
                                                         Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)

Date: March 31, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 1999.

                 Signature                                     Title
                 ---------                                     -----

         /s/ Chester R. Messer, II          Director and President
___________________________________________
           Chester R. Messer, II

           /s/ Joseph F. Bodanza            Director and Senior Vice President and
___________________________________________  Treasurer (Principal Financial and
             Joseph F. Bodanza               Accounting Officer)

            /s/ J. Atwood Ives              Director
___________________________________________
              J. Atwood Ives

            /s/ Fred C. Raskin              Director
___________________________________________
              Fred C. Raskin

          /s/ Walter J. Flaherty            Director
___________________________________________
            Walter J. Flaherty

         /s/ Anthony J. DiGiovanni          Director
___________________________________________
           Anthony J. DiGiovanni

          /s/ L. William Law, Jr.           Director
___________________________________________
            L. William Law, Jr.

                                 EXHIBIT INDEX

  The exhibits listed below are filed herewith or are incorporated by reference to other filings.

 Exhibit
 Number                            Description
 -------                           -----------
    3.1  Restated Articles of Organization of Essex County Gas
         Company(10)....................................................

    3.2  Bylaws of Essex County Gas Company(11).........................

    4.1  Indenture dated as of June 1, 1986 between the Company and
         Centerre Trust Company of St. Louis, Trustee(2)................

    4.2  Eleventh Supplemental Indenture dated as of September 15, 1988, providing for a 10.25 percent Series due 2003(1)...............

    4.3  Twelfth Supplemental Indenture dated as of December 1, 1990, providing for a 10.10 percent Series due 2020(4)...............

    4.4  Revolving Credit Agreement dated November 14, 1995 between
         Essex County Gas Company and the First National Bank of
         Boston(12).....................................................

    4.5  Fifteenth Supplemental Indenture dated as of December 1, 1996 providing for a 7.28 percent Series due 2017(13)...............

   10.1  LNG Storage, Inc., Lease Indenture of Mortgage and Deed of
         Trust dated April 10, 1972(1)..................................

   10.2  Haverhill Familee Investment Corporation--Lease of Corporate
         Headquarters dated November 1, 1975(1).........................

   10.3  Arlington Trust Company--Purchase Contract, Credit Agreement,
         Trust Agreement and Storage Agreement dated October 1,
         1980(1)........................................................

   10.4  Consolidated Gas Supply Corporation--Underground Storage
         Contract dated February 18, 1980(1)............................

   10.5  Penn-York Energy Corporation--Storage Services Agreement dated
         December 21, 1984(1)...........................................

   10.6  Canadian Gas Transportation Contract between Tennessee Gas
         Pipeline Company and Essex County Gas Company dated December 1,
         1987(3)........................................................

   10.7  Phase 2 Gas Sales Agreement between Boundary Gas and Essex
         County Gas Company dated September 14, 1987(3).................

   10.8  Amendment to the Agreement for the Sale of Gas between Bay
         State Gas Company and Essex County Gas Company dated May 6,
         1988(3)........................................................

   10.9  Agreement for the Liquefaction of Gas between Bay State Gas
         Company and Essex County Gas Company dated March 14, 1988(3)...

  10.10  Bond Purchase Agreement dated December 1, 1990, between
         Allstate Life Insurance Company of New York, and Essex County
         Gas Company(4).................................................

  10.11  Iroquois Gas Transmission System, L.P. Gas Transportation
         Contract for Firm Reserved Service dated February 7, 1991(3)...

  10.12  Alberta Northeast Gas Limited (ANE), Gas Sales Contract
         Agreement No. 1 dated February 7, 1991(5)......................

  10.13  Aquila Energy Marketing Corporation Gas Sales Agreement dated
         June 5, 1992(5)................................................

  10.14  Natural Gas Clearinghouse Gas Sales Agreement dated June 8,
         1992(5)........................................................

  10.15  Tennessee Gas Pipeline Transportation Contract dated February
         7, 1991(6).....................................................


 Exhibit
 Number                            Description
 -------                           -----------
  10.16  Tennessee Gas Pipeline Company Gas Storage Contract (SS-NE)
         TGP002099STO dated November 10, 1991(6)........................

  10.17  Tennessee Gas Pipeline Company Storage Service Transportation
         Contract TF-4175 dated October 28, 1991(6).....................

  10.18  Form of employment agreement between the Company and each of the following officers: Wayne I. Brooks, Vice President; John
         W. Purdy, Jr., Vice President; James H. Hastings, Vice
         President and Treasurer; Allen R. Neale, Vice President; and
         Cathy E. Brown, Clerk. These contracts are identical to those submitted with the Annual Report for each with the exception of compensation amounts(2)*.......................................

  10.19  Employment Agreement between the Company and Philip H. Reardon,
         President, dated November 19, 1992(7)*.........................

  10.20  Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under FT-A Rate
         Schedule) dated September 1, 1993(8)...........................

  10.21  Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under FT-A Rate
         Schedule) dated August 25, 1993(8).............................

  10.22  Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under
         Transportation Service "CGT-NE" Rate Schedule) dated September
         1, 1993(8).....................................................

  10.23  Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under FT-A Rate
         Schedule) dated September 1, 1993(8)...........................

  10.24  Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under Rate Schedule
         FS) dated September 1, 1993(8).................................

  10.25  Amendment to Employment Agreement between the Company and
         Philip H. Reardon, President, dated March 3, 1994*.............

  10.26  Amendment to Employment Agreement between the Company and John
         W. Purdy, Jr., Vice President, dated March 3, 1994*............

  10.27  Amendment to Employment Agreement between the Company and Wayne
         I. Brooks, Vice President, dated March 3, 1994*................

  10.28  Amendment to Employment Agreement between the Company and Allen
         R. Neale, Vice President, dated March 3, 1994*.................

  10.29  Amendment to Employment Agreement between the Company and James
         H. Hastings, Vice President and Treasurer, dated March 3,
         1994*..........................................................

  10.30  Amendment to Employment Agreement between the Company and Cathy
         E. Brown, Corporate Clerk, dated March 3, 1994*................

  10.31  Essex County Gas Company Supplemental Retirement Plan for
         Philip H. Reardon effective January 1, 1994*...................

  10.32  Employment Agreement between the Company and William T. Beaton,
         Vice President, dated June 7, 1995*............................

  27     Financial Data Schedule .......................................

--------
   * Denotes Management Contract.
 (1) Previously filed as an exhibit to Registrant's Registration Statement on Form S-7, filed October 23, 1981, File No. 2-74531 and is incorporated herein by this reference.

 (2) Previously filed as an exhibit to Registrant's Registration Statement on Form S-2, filed June 19, 1986, File No. 33-6597 and are incorporated herein by this reference.
 (3) Previously filed as an exhibit to Registrant's 10-Q filed for the quarter ended February 29, 1996, and is incorporated herein by this reference.
 (4) Previously filed as an exhibit to Registrant's 10-Q filed for the quarter ended February 28, 1991, and is incorporated herein by this reference.
 (5) Previously filed as an exhibit to Registrant's 10-Q filed for the quarter ended May 31, 1992, and is incorporated herein by this reference.
 (6) Previously filed as an exhibit to Registrant's 10-K filed for the fiscal year ended August 31, 1992, and are incorporated herein by this reference.
 (7) Previously filed as an exhibit to Registrant's Form S-3, No. 33-69736, filed on September 30, 1993, and is incorporated herein by this reference.
 (8) Previously filed as an exhibit to Registrant's Form 10-K filed for the fiscal year ended August 31, 1993, and is incorporated herein by this reference.
 (9) Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended May 31, 1996 and is incorporated herein by this reference.
(10) Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended February 28, 1995 and is incorporated herein by this reference.
(11) Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended May 31, 1998 and is incorporated herein by this reference.
(12) Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended November 30, 1996 and is incorporated herein by this reference.
(13) Previously filed as an exhibit to Registrant's Form 10-Q filed for the quarter ended February 28, 1998 and is incorporated herein by this reference.