Form 10-Q
period 1999-03-31
ESSEX GAS CO
filed 1999-05-03
CIK 46189

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended             March 31, 1999
                                          ----------------------------------

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                          Commission File Number 18154
                                                 -----

                               ESSEX GAS COMPANY
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                    04-1427020
     ------------------------------                  --------------------
     State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                -----------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 617-742-8400
              --------------------------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X    No ___
       ---

   Common stock of Registrant at the date of this report was 100 shares, all held by Eastern Enterprises.

                                                            FORM 10-Q
                                                            Page 2

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

ESSEX GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                                          (In Thousands)

                                                         Three Months Ended
                                                         ------------------

                                                       March 31,   February 28,
                                                        1999           1998
                                                       -------        -------
OPERATING REVENUES                                     $22,049        $22,986
Cost of gas sold                                        10,001         11,333
                                                       -------        -------
Operating Margin                                        12,048         11,653
                                                       -------        -------

OPERATING EXPENSES:
     Operations and maintenance expense                  2,403          3,245
     Depreciation and amortization                       1,946          1,815
     Taxes, other than income                              637            701
     Income Taxes                                        2,501          1,948
                                                       -------        -------
     Total Operating Expenses                            7,487          7,709
                                                       -------        -------

OPERATING INCOME                                         4,561          3,944

OTHER INCOME, NET                                          141             94
                                                       -------        -------

INCOME BEFORE INTEREST CHARGES                           4,702          4,038
                                                       -------        -------

INTEREST CHARGES:
     Interest on long-term debt                            616            626
     Amortization of deferred debt expense                   8              8
     Other interest expense                                110            165
     Allowance for funds used during construction           (1)            (7)
                                                       -------        -------

     TOTAL INTEREST CHARGES                                733            792
                                                       -------        -------

Income available for common stock                      $ 3,969        $ 3,246
                                                       =======        =======

Common Stock Dividends                                 $     -        $   712
                                                       =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 3



ESSEX GAS COMPANY AND SUBSIDIARY
--------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------


                                                         (In Thousands)

                                                     March 31,    December 31,
                                                       1999          1998
                                                    -----------  -------------



ASSETS
GAS PLANT, AT COST                                  $111,799       $111,416
     Less: Accumulated depreciation                   31,279         29,229
                                                    --------       --------
NET PLANT                                             80,520         82,187
                                                    --------       --------

Other property and investments                           818            740

Capitalized Lease (net of accumulated amortization       517            532
     Of $607 at March 31, 1999 and $592 at
     December 31, 1998


CURRENT ASSETS:

     Cash and cash equivalents                           245             66
     Accounts receivable (net of allowance            10,889          3,906
       for uncollectible accounts of $845
       at March 31, 1999 and $745 at
       December 31, 1998)
     Accrued utility margin                            2,653          2,285
     Supplemental fuel inventory                         999          3,891
     Materials and supplies (at average cost)            577            396
     Prepayments and other                                83            265
     Current income taxes                                 -           2,504
                                                      ------         ------
       TOTAL CURRENT ASSETS                           15,446         13,313
                                                      ------         ------

DEFERRED CHARGES:
     Unamortized debt expense and other                1,283          1,169
                                                    --------       --------
       TOTAL DEFERRED CHARGES                          1,283          1,169
                                                    --------       --------


     TOTAL ASSETS                                    $98,584        $97,941
                                                   =========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 4

ESSEX GAS COMPANY AND SUBSIDIARY
--------------------------------

Consolidated Balance Sheets
---------------------------

                                                          (In Thousands)

                                                        MARCH 31,  DECEMBER 31,
                                                           1999          1998
                                                        --------   -----------
CAPITALIZATION AND LIABILITIES:

COMMON STOCK EQUITY                                     $39,139       $35,137
LONG-TERM DEBT LESS CURRENT PORTION                      27,599        27,599
                                                        -------       -------
     TOTAL CAPITALIZATION                                66,738        62,736
                                                        -------       -------

NON-CURRENT OBLIGATIONS UNDER CAPITAL LEASE                 456           472


CURRENT LIABILITIES:
     Current portion of long-term debt                      600           600
     Current obligations under capital lease                 61            60
     Obligations under supplemental fuel inventory        1,021         4,345
     Notes payable                                        5,880         8,935
     Accounts payable                                     2,372         2,576
     Accrued interest                                     1,007           445
     Accrued taxes                                          360            21
     Accrued income taxes                                   578             -
     Refundable gas costs                                 3,014           198
     Supplier refund due customers                            9            34
     Other                                                  471           553
                                                        -------       -------
       TOTAL CURRENT LIABILITIES                         15,373        17,767
                                                        -------       -------


DEFERRED CREDITS:
     Accumulated deferred income taxes                    7,183         7,359
     Unamortized investment tax credit                    1,030         1,048
     Deferred directors' fees                               250           977
     Retirement benefit liability                         5,609         5,500
     Other reserves                                       1,945         2,082
                                                        -------       -------
       TOTAL DEFERRED CREDITS                            16,017        16,966
                                                        -------       -------

     TOTAL CAPITALIZATION AND LIABILITIES               $98,584       $97,941
                                                        =======       =======




The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 5

ESSEX GAS COMPANY AND SUBSIDIARY
--------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
                                                                (In Thousands)
                                                              Three Months Ended
                                                           -------------------------
                                                           March 31,   February 28,
                                                              1999         1998
                                                           ----------  -------------
OPERATING ACTIVITIES:
     NET INCOME:                                             $ 3,969        $ 3,246
                                                             -------        -------

     Adjustments to reconcile net income to net cash:

       Depreciation and amortization, including amounts
          related to non-utility operations                    2,049          2,015
       Deferred income taxes                                    (176)          (574)
       Other changes in assets and liabilities:
          Accounts receivable                                 (6,983)        (3,995)
          Inventories including fuel                           2,711          1,600
          Accounts payable                                      (204)        (2,038)
          Supplier refund obligations                            (25)          (845)
          Taxes payable/receivable                             3,422          2,061
          Refundable gas costs                                 2,815          2,912
          Other, net                                            (628)           355
                                                             -------        -------
     Total Adjustments                                         2,981          1,491
                                                             -------        -------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                 6,950          4,737
                                                             -------        -------

INVESTING ACTIVITIES:

     Utility capital expenditures                               (382)        (1,604)
     Payments for retirements of property, plant and
       equipment, net                                            (10)           (25)
                                                             -------        -------
     NET CASH USED IN INVESTING ACTIVITIES                      (392)        (1,629)
                                                             -------        -------

FINANCING ACTIVITIES:

     Dividends paid                                                -           (712)
     Issuance of common stock                                      -            857
     Principal retired on long-term debt                           -            (73)
     Changes in supplemental fuel inventory                   (3,324)          (660)
     Changes in notes payable                                 (3,055)          (943)
                                                             -------        -------
     NET CASH USED IN FINANCING ACTIVITIES                    (6,379)        (1,531)
                                                             -------        -------

Net increase in cash and cash equivalents                        179          1,577
Cash and cash equivalents at beginning of period                  66            369
                                                             -------        -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   245        $ 1,946
                                                             =======        =======

SUPPLEMENTAL DISCLOSURES:
      Cash paid (received) during the year for:
       Interest (net of amount capitalized)                  $   172        $   143
                                                             =======        =======
       Income taxes                                          $  (698)       $   120
                                                             =======        =======

 The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 6

                        ESSEX GAS COMPANY AND SUBSIDIARY
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1999
                                 --------------



1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     It is the Company's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Company's business. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the transition report for the period ended December 31, 1998 filed on Form 10-K, are adequate to make the information presented not misleading.

     Certain prior year financial statement information has been reclassified to be consistent with the current presentation.

     Merger
     ------

     On September 30, 1998, the Company merged with ECGC Acquisition Company, a wholly owned subsidiary of Eastern Enterprises ("Eastern"), through the exchange of all of the Company's stock for approximately 2,047,000 shares of Eastern common stock. The merger was accounted for as a pooling of interests by Eastern.

     On December 7, 1998, the Company changed its fiscal year end from August 31 to December 31 to conform to Eastern's fiscal year end. Accordingly, a transition period Form 10K has been filed reflecting the results of operations and cash flows for the four months ended December 31, 1998. The accompanying Consolidated Statements of Earnings and Cash Flow for the three-month period ending March 31, 1999 have been compared to the three-month period ending February 28, 1998 which represents the most comparable quarter of the preceeding fiscal year. Recasting of the preceeding quarters to a calendar basis for comparative purposes is not practical and in management's opinion does not materially affect the comparison.


     SEASONAL ASPECT
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to the ambient air temperature. Consequently, there is less gas throughput during the summer months than during the winter months. In order to more properly match depreciation and property tax expense with margin each month, the Company charges to depreciation and property tax expense an amount equal to the percentage of the annual volume of firm gas throughput forecasted for the month, applied to the estimated annual depreciation and property tax expense.

                                                            FORM 10-Q
                                                            Page 7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS:
        ---------------------

     RESULTS OF OPERATIONS

     QUARTER-TO-QUARTER

     A comparison of results for the three months ended March 31, 1999 to the three months ended February 28, 1998 reflect comparative but not precise periods.

     Net earnings applicable to common stock for the quarter ended March 31, 1999 were $4.0 million, an increase of $.7 million over the quarter ended February 28, 1998. The increase is due to colder weather ($.5 million) and lower operating expenses ($.2 million). Weather for the three months ended March 1999 was 9.2% colder than the three months ended February 1998. The primary reason for the decrease in operating expenses was lower general and administrative expenses and lower employee benefit costs. The decrease in expenses is primarily attributable to merger related synergies.

     YEAR 2000 ISSUE

     On September 30, 1998, there was an Acquisition of the Company by Eastern, the parent company of Boston Gas (See Note 1 of the Notes to Consolidated Financial Statements). The Company's Year 2000 issues are being addressed through the integration of its operations with those of its affiliate Boston Gas. The Company has incurred a cost of approximately $1.4 million to integrate various systems with those of Boston Gas. Boston Gas' Year 2000 plan is as follows:

     STATE OF READINESS

     Boston Gas has assessed the impact of the Year 2000 with respect to its Information Technology ("IT") systems and embedded chip technology systems as well as its potential exposure to significant third party risks. Accordingly, Boston Gas has completed substantial portions of a plan to replace or modify existing systems and technology as required and to assure itself that major customers and critical vendors are also addressing these issues.

     With respect to IT systems, Boston Gas has tested and certified as Year 2000 ready, seven of its eleven "mission critical" business systems. Of the remaining, one system was installed in the fourth quarter of 1998 with certification testing to be completed by the end of April; and the remaining three will be replaced by the second quarter of 1999. Eight of sixteen "less than critical" application systems have completed certification testing while the remaining eight will be tested and/or upgraded by the second quarter of 1999. Conversion and testing of all mainframe hardware and systems software has been completed and the remaining non-compliant components of Boston Gas' client-server and data/voice communications infrastructure are scheduled for completion by the second quarter of 1999. Replacements or remediation of non-compliant E-mail and desktop hardware and software systems are on schedule for completion by the second quarter of 1999. An end-to-end integration test plan has been developed to test all business systems supporting mission critical processes. The test plan will be executed during the third quarter of 1999.

                                                            FORM 10-Q
                                                            Page 8


     With respect to embedded chip systems, Boston Gas has completed an inventory, assessment and remediation plan. Remediation, conversion and testing are currently 50% complete and scheduled to be completed by the third quarter of 1999.

     Boston Gas has identified material third party relationships and has completed a detailed survey of third party readiness. A readiness assessment has been completed of all mission critical suppliers, with selected testing and implementation of risk mitigation strategies for significant vendors scheduled for completion by the second quarter of 1999. However, there can be no assurance that third party systems, on which Boston Gas' systems rely, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on Boston Gas' operations.

     COST OF YEAR 2000 REMEDIATION

     Boston Gas expects the cost of Year 2000 compliance will approximate $13.5 million. Approximately 65% of these costs will be incurred under capital projects that have or will result in added functionality while also addressing Year 2000 issues. As of March 31, 1999 approximately $11.5 million has been incurred.

     RISKS OF YEAR 2000 ISSUES

     Boston Gas has assessed the most reasonably likely worst case Year 2000 scenario. Given the Company's efforts to minimize the risk of Year 2000 failure by its internal systems, Boston Gas believes the worst case scenario would involve failures that impact our data and voice communication providers, electricity provider or a pipeline supplier. Detailed plans to accommodate any one or a combination of these worst case scenarios will be developed and tested as part of the Company's business contingency planning process.

     CONTINGENCY PLANS

     Boston Gas has initiated the development of a business contingency plan in the event that one or more of its internal systems, its embedded chip systems, or its mission critical suppliers' systems experience a Year 2000 failure. An impact analysis has been completed which identifies the six major sources of risk and their impact on mission critical processes. By the second quarter of 1999, contingency plans will be developed for each mission critical process that could be impacted by a loss in data and/or voice communications, loss of electricity, or major disruption of gas supply. Testing of these plans is scheduled during the third quarter of 1999.


     FORWARD-LOOKING INFORMATION

     This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

                                                            FORM 10-Q
                                                            Page 9


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


     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1999 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

     Capital expenditures for the year are projected to be in line with the original estimate of $6.8 million.

                                                            FORM 10-Q
                                                            Page 10



                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     There are no material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) List of Exhibits

         None.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                            FORM 10-Q
                                                            Page 11


                                   SIGNATURES
                                   ----------



     It is the Company's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the business of the Company. Except as otherwise herein indicated, all accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and an annual audit by independent public accountants.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Essex Gas Company
                             ------------------------------------------------
                                           (Registrant)


                               /s/        Joseph F. Bodanza
                             -------------------------------------------------
                             J.F. Bodanza, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)





Dated:  May 3, 1999
      ----------------