Form 10-Q
period 1999-06-30
ESSEX GAS CO
filed 1999-07-30
CIK 46189

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 1999
                                           ---------------------------------

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

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

ESSEX GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                                    (In Thousands)

                                         Three Months Ended   Six Months Ended
                                         ------------------   ----------------

                                         June 30,   May 31,   June 30,   May 31,
                                          1999       1998      1999       1998
                                         --------  --------  ---------  --------

OPERATING REVENUES                       $ 4,411   $14,020    $26,460   $37,006
Cost of gas sold                           1,704     6,753     11,705    18,086
                                         -------   -------    -------   -------
Operating Margin                           2,707     7,267     14,755    18,920
                                         -------   -------    -------   -------

OPERATING EXPENSES:
  Operations and maintenance expense       3,448     3,260      5,851     6,505
  Depreciation and amortization              707     1,136      2,653     2,950
  Taxes, other than income                   301       474        938     1,175
  Income Taxes                              (890)      814      1,611     2,762
                                         -------   -------    -------   -------
  Total Operating Expenses                 3,566     5,684     11,053    13,392
                                         -------   -------    -------   -------

OPERATING INCOME (LOSS)                     (859)    1,583      3,702     5,528

OTHER INCOME, NET                            223       125        364       218
                                         -------   -------    -------   -------

INCOME (LOSS) BEFORE
INTEREST CHARGES                            (636)    1,708      4,066     5,746
                                         -------   -------    -------   -------

INTEREST CHARGES:
  Interest on long-term debt                 616       626      1,232     1,251
  Amortization of deferred
   debt expense                                8         8         17        16
  Other interest expense                      87        80        197       245
  Allowance for funds used during
   construction                               (1)       (6)        (2)      (12)
                                         -------   -------    -------   -------

  TOTAL INTEREST CHARGES                     710       708      1,444     1,500
                                         -------   -------    -------   -------

Income (Loss) applicable to
common stock                             $(1,346)  $ 1,000    $ 2,622   $ 4,246
                                         =======   =======    =======   =======

Common Stock Dividends                   $     -   $   723    $     -   $ 1,435
                                         =======   =======    =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3

ESSAY GAS COMPANY AND SUBSIDIARY
--------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------



                                                         (In Thousands)

                                                     June 30,    December 31,
                                                       1999          1998
                                                    -----------  -------------

ASSETS

GAS PLANT, AT COST                                     $112,485    $111,416
     Less: Accumulated depreciation                      32,050      29,229
                                                       --------    --------
NET PLANT                                                80,435      82,187
                                                       --------    --------

Other property and investments                              841         740

Capitalized Lease (net of accumulated amortization          502         532
     Of $622 at June 30, 1999 and $592 at
     December 31, 1998


CURRENT ASSETS:

     Cash and cash equivalents                               92          66
     Accounts receivable (net of allowance                6,689       3,906
       for uncollectible accounts of $939
       at June 30, 1999 and $745 at
       December 31, 1998)
     Accrued utility margin                                 238       2,285
     Supplemental fuel inventory                            933       3,891
     Materials and supplies (at average cost)               593         396
     Prepayments and other                                  105         265
     Current income taxes                                 2,110       2,504
                                                        -------     -------
       TOTAL CURRENT ASSETS                              10,760      13,313
                                                        -------     -------


DEFERRED CHARGES:
     Unamortized debt expense and other                   1,366       1,169
                                                        -------     -------
       TOTAL DEFERRED CHARGES                             1,366       1,169
                                                        -------     -------

     TOTAL ASSETS                                       $93,904     $97,941
                                                        =======     =======



The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 4
ESSEX GAS COMPANY AND SUBSIDIARY
--------------------------------

Consolidated Balance Sheets
---------------------------

                                                          (In Thousands)

                                                      JUNE 30,  DECEMBER 31,
                                                          1999          1998
                                                       -------       -------

CAPITALIZATION AND LIABILITIES:

COMMON STOCK EQUITY                                    $37,804       $35,137
LONG-TERM DEBT LESS CURRENT PORTION                     27,599        27,599
                                                       -------       -------
     TOTAL CAPITALIZATION                               65,403        62,736
                                                       -------       -------

NON-CURRENT OBLIGATIONS UNDER CAPITAL LEASE                439           472


CURRENT LIABILITIES:
     Current portion of long-term debt                     600           600
     Current obligations under capital lease                63            60
     Obligations under supplemental fuel inventory         895         4,345
     Notes payable                                       4,000         8,935
     Accounts payable                                    1,699         2,576
     Accrued interest                                      277           445
     Accrued taxes                                         212            21
     Refundable gas costs                                2,135           198
     Supplier refund due customers                           -            34
     Other                                                 340           553
                                                       -------       -------
       TOTAL CURRENT LIABILITIES                        10,221        17,767
                                                       -------       -------


DEFERRED CREDITS:
     Accumulated deferred income taxes                   7,640         7,359
     Unamortized investment tax credit                   1,013         1,048
     Deferred directors' fees                              176           977
     Retirement benefit liability                        7,031         5,500
     Other reserves                                      1,981         2,082
                                                       -------       -------
       TOTAL DEFERRED CREDITS                           17,841        16,966
                                                       -------       -------

     TOTAL CAPITALIZATION AND LIABILITIES              $93,904       $97,941
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

                                                                       FORM 10-Q
                                                                          Page 5

ESSEX GAS COMPANY AND SUBSIDIARY
--------------------------------

Consolidated Statements of Cash Flows
-------------------------------------

                                                             (In Thousands)
                                                            Six Months Ended
                                                           -------------------
                                                           June 30,   May 31,
                                                             1999       1998
                                                           ---------  --------
OPERATING ACTIVITIES:
     NET INCOME:                                            $ 2,622   $ 4,246

     Adjustments to reconcile net income to net cash:

       Depreciation and amortization, including amounts
          related to non-utility operations                   2,862     3,276
       Deferred income taxes                                    281      (812)
       Other changes in assets and liabilities:
          Accounts receivable                                (2,783)     (552)
          Inventories including fuel                          2,761     1,033
          Accounts payable                                     (877)   (2,454)
          Accrued Interest                                     (168)     (601)
          Supplier refund obligations                           (34)   (1,277)
          Taxes payable/receivable                              585       443
          Refundable gas costs                                2,101     4,293
          Other, net                                          2,198        23
                                                            -------   -------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                9,548     7,618
                                                            -------   -------

INVESTING ACTIVITIES:

     Utility capital expenditures                            (1,069)   (2,862)
     Payments for retirements of property, plant and
       equipment, net                                           (68)      (36)
                                                            -------   -------
     NET CASH USED IN INVESTING ACTIVITIES                   (1,137)   (2,898)
                                                            -------   -------

FINANCING ACTIVITIES:

     Dividends paid                                               -    (1,435)
     Issuance of common stock                                     -     1,073
     Principal retired on long-term debt                          -      (146)
     Changes in supplemental fuel inventory                  (3,450)   (1,522)
     Changes in notes payable                                (4,935)   (2,233)
                                                            -------   -------
     NET CASH USED IN FINANCING ACTIVITIES                   (8,385)   (4,263)
                                                            -------   -------

Net increase in cash and cash equivalents                        26       457
Cash and cash equivalents at beginning of period                 66       369
                                                            -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    92   $   826
                                                            =======   =======

SUPPLEMENTAL DISCLOSURES:
      Cash paid during the year for:
       Interest (net of amount capitalized)                 $ 1,259   $ 1,466
                                                            =======   =======
       Income taxes                                         $   555   $ 3,204
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

                                 JUNE 30, 1999
                                 -------------



1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     It is the Company's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the periods reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Company's business. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the transition report for the period ended December 31, 1998 filed on Form 10-K, are adequate to make the information presented not misleading.

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

     On December 7, 1998, the Company changed its fiscal year end from August 31 to December 31 to conform to Eastern's fiscal year end. Accordingly, a transition period Form 10K has been filed reflecting the results of operations and cash flows for the four months ended December 31, 1998. The accompanying Consolidated Statements of Earnings and Cash Flows for the three and six month periods ending June 30, 1999 have been compared to the three and six month periods ending May 31, 1998 which represents the most comparable periods of the preceding fiscal year. Recasting of the preceding periods to a calendar basis for comparative purposes is not practical and in management's opinion does not materially affect the comparison.

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

                                                                       FORM 10-Q
                                                                          Page 7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 -----------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     ---------------------

     RESULTS OF OPERATIONS

     A comparison of results for the three and six month periods ended June 30, 1999 to the three and six month periods ended May 31, 1998 reflect comparable but not precisely matched periods.

     QUARTER-TO-QUARTER

     Results for the quarter ended June 30, 1999 reflect a net loss of $1.3 million compared to net earnings applicable to common stock of $1.0 million for the quarter ended May 31, 1998. This decrease in earnings reflects the effect of the accounting change for revenue recognition, the use of fiscal period ending May 31, 1998 and a non-recurring pension charge ($.8 million) related to early retirement and severance programs for union employees. This decline was partially mitigated by merger related synergies that resulted in lower general and administrative expenses and employee benefits.

     YEAR TO DATE

     Net earnings applicable to common stock for the six months ended June 30, 1999 were $2.6 million compared to earnings of $4.2 million for the six months ended May 31, 1998. This decrease in earnings was primarily due to the same reasons described in the quarter-to-quarter results.

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

     STATE OF READINESS

     Boston Gas has assessed the impact of the Year 2000 with respect to its Information Technology (IT) systems and embedded chip technology systems as well as its potential exposure to significant third party risks. Accordingly, Boston Gas has substantially completed the replacement or modification of existing systems and technology as required and assured itself that major customers and critical vendors are also addressing these issues. In addition, Boston Gas is finalizing and testing its contingency plans to address major external and internal risk that could potentially impact business operations.

     With respect to internal information systems, Boston Gas has tested and certified as Year 2000 ready, all eleven "mission critical" business systems. Installation of an upgrade and replacement to two of these mission critical systems scheduled for the third quarter of 1999 will include Year 2000 re-certification testing. The Company has completed certification testing of fifty percent of less than critical business systems, and the remaining are scheduled for testing during the third quarter of 1999. An

                                                                       FORM 10-Q
                                                                          Page 8


     integration test plan designed to re-certify interfaces between mission critical systems has been developed and will be executed during the third quarter of 1999. Conversion and certification testing of all technology infrastructure components has been completed, including mainframe and client-server hardware and software, data/voice communications and e-mail systems. All telephone components have been certified as Year 2000 ready with the exception of an upgrade to the call management server that is scheduled for the third quarter. Eighty percent of Boston Gas' desktop hardware, operating system software and applications have been certified as Year 2000 ready with the remaining desktops scheduled to be certified as part of the rollout of an upgraded application in the third quarter of 1999. To minimize the risk of corruption of previously certified information systems, Boston Gas will impose a freeze on changes to information systems and technology components, effective October 1, 1999.

     With respect to embedded chip systems, Boston Gas has completed its inventory, assessment, remediation and certification testing of all date sensitive components containing embedded chips.

     Boston Gas has identified material third party relationships and has completed a detailed survey of third party readiness. A readiness assessment has been completed of all mission critical suppliers and risk mitigation plans have been developed. Boston Gas has begun testing electronic interfaces with suppliers where practicable, and implemented risk mitigation strategies as required. However, there can be no assurance that third party systems, on which Boston Gas relies, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on Boston Gas' operations.

     COST OF YEAR 2000 REMEDIATION

     Boston Gas expects the cost of Year 2000 compliance will approximate $13.9 million. Approximately 65% of these costs will be incurred under capital projects that have resulted in added functionality while also addressing Year 2000 issues. As of June 30, 1999 approximately $12.4 million has been incurred.

     RISKS OF YEAR 2000 ISSUES

     Boston Gas has assessed the most reasonably likely worst case Year 2000 scenario. Given Boston Gas' efforts to minimize the risk of Year 2000 failure by its internal systems, Boston Gas believes the worst case scenario would involve failures that impact data and voice communication providers, its electricity provider or a pipeline supplier. Detailed plans to accommodate any one or a combination of these worse case scenarios are addressed as part of Boston Gas' business contingency planning process.

     CONTINGENCY PLANS

     Boston Gas has initiated the development of a business contingency plan in the event that one or more of its internal systems, its embedded chip systems, or its mission critical suppliers' systems experience a Year 2000 failure. An impact analysis has been completed which identified voice/data communications, electricity and gas supply as the three major sources of external risk and their impact on mission critical processes. Draft plans have been developed and desk tested for each of these risk areas. During the third quarter of 1999, all plans will be finalized and tested via live drills.

                                                                       FORM 10-Q
                                                                          Page 9

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



                                                  Essex Gas Company
                                  ---------------------------------------------
                                                    (Registrant)


                                            /s/   Joseph F. Bodanza
                                  ---------------------------------------------

                                  J.F. Bodanza, Sr Vice President and Treasurer (Principal Financial and Accounting Officer)





Dated:  July 30, 1999
      ------------------