Form 10-Q
period 1999-09-30
ESSEX GAS CO
filed 1999-11-03
CIK 46189

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         September 30, 1999
                                     -----------------------------------

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

   Yes  X    No ---
       ---

Common stock of Registrant at the date of this report was 100 shares, all held by Eastern Enterprises.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

ESSEX GAS COMPANY AND SUBSIDIARY ("Company")

Consolidated Statements of Earnings
-----------------------------------

                                                            (In Thousands)

                                          Three Months Ended              Nine Months Ended
                                          ------------------              -----------------

                                         September 30,   August 31,   September 30,   August 31,
                                             1999          1998           1999          1998
                                        --------------  -----------  --------------  -----------
OPERATING REVENUES                             $3,718       $4,780         $30,178      $41,786
Cost of gas sold                                  856        1,876          12,561       19,962
                                               ------       ------         -------      -------
Operating Margin                                2,862        2,904          17,617       21,824
                                               ------       ------         -------      -------

OPERATING EXPENSES:
  Operations and maintenance expense            1,322        2,233           6,856        8,738
  Depreciation and amortization                   289          256           2,942        3,206
  Taxes, other than income                        168          174           1,106        1,349
  Income Taxes                                    162         (409)          1,773        2,353
                                               ------       ------         -------      -------
  Total Operating Expenses                      1,941        2,254          12,677       15,646
                                               ------       ------         -------      -------

OPERATING EARNINGS                                921          650           4,940        6,178

OTHER EARNINGS, NET                                 1           (3)             48          215
                                               ------       ------         -------      -------

EARNINGS BEFORE INTEREST EXPENSE                  922          647           4,988        6,393
                                               ------       ------         -------      -------

INTEREST EXPENSE:
  Interest on long-term debt                      617          626           1,849        1,877
  Other, including amortization
    of debt expense                                63          181             277          442
  Less interest used during
    construction                                   (7)         (10)             (9)         (22)
                                               ------       ------         -------      -------

  Total Interest Expense                          673          797           2,117        2,297
                                               ------       ------         -------      -------

NET EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                                 $  249        ($150)        $ 2,871      $ 4,096
                                               ======       ======         =======      =======

Common Stock Dividends                         $    -       $  725         $     -      $ 2,160
                                               ======       ======         =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                                          Page 3
Essex Gas Company and Subsidiary
--------------------------------

Consolidated Balance Sheets
---------------------------

                                                  (In Thousands)

                                          September 30,   December 31,
                                              1999           1998
                                          -------------   ------------

ASSETS

GAS PLANT, AT COST                             $114,835       $112,540
     Less: Accumulated depreciation             (32,994)       (29,821)
                                               --------       --------
       Total Net Plant                           81,841         82,719
                                               --------       --------



CURRENT ASSETS:

     Cash and cash equivalents                      103             66
     Accounts receivable less reserves
       of $861 at September 30, 1999
       and $745 at December 31, 1998              1,634          3,906
     Accounts receivable - affiliates             3,523              -
     Accrued utility margin                         297          2,285
     Supplemental gas inventories                 1,200          3,891
     Materials and supplies                         503            396
     Prepaid expenses                                35            265
     Current income taxes                         2,348          2,504
                                               --------       --------
       Total Current Assets                       9,643         13,313
                                               --------       --------


OTHER ASSETS:
     Unamortized debt expense                       684            709
     Other                                        1,476          1,200
                                               --------       --------
       Total Other Assets                         2,160          1,909
                                               --------       --------

     TOTAL ASSETS                              $ 93,644       $ 97,941
                                               ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Essex Gas Company and Subsidiary
--------------------------------

Consolidated Balance Sheets
---------------------------
                                                         (In Thousands)

                                                   September 30,  December 31,
                                                       1999          1998
                                                   -------------  ------------

LIABILITIES AND STOCKHOLDER'S INVESTMENT:

CAPITALIZATION:
     Common stock equity                                 $38,052       $35,137
     Long-term obligations less current portion           28,022        28,071
                                                         -------       -------
       Total capitalization                               66,074        63,208
                                                         -------       -------


CURRENT LIABILITIES:
     Current portion of long-term obligations                664           660
     Gas inventory financing                               1,047         4,345
     Notes payable                                             -         8,935
     Notes payable - affiliate                             4,000             -
     Accounts payable                                      1,630         2,576
     Accrued interest                                        892           445
     Refundable gas costs                                    692           198
     Supplier refund due customers                             -            34
     Other                                                   335           574
                                                         -------       -------
       Total Current Liabilities                           9,260        17,767
                                                         -------       -------


OTHER LIABILITIES:
     Accumulated deferred income taxes                     7,966         7,359
     Unamortized investment tax credit                       995         1,048
     Deferred directors' fees                                180           977
     Retirement benefit liability                          7,130         5,500
     Other reserves                                        2,039         2,082
                                                         -------       -------
       Total Other Liabilities                            18,310        16,966
                                                         -------       -------

     TOTAL LIABILITIES AND STOCKHOLDER'S
        INVESTMENT                                       $93,644       $97,941
                                                         =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

Essex Gas Company and Subsidiary
--------------------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                                            (In Thousands)
                                                                          Nine Months Ended
                                                                        ----------------------
                                                                  September 30,           August 31,
                                                                       1999                  1998
                                                                  --------------          -----------
OPERATING ACTIVITIES:
     NET INCOME:                                                        $ 2,871              $ 4,096

     Adjustments to reconcile net income to net cash:
       Depreciation and amortization, including amounts
          related to non-utility operations                               2,942                3,561
       Deferred income taxes                                                607                  167
       Other changes in assets and liabilities:
          Accounts receivable                                               737                1,283
          Inventories, including gas                                      2,584                  215
          Accounts payable                                                 (946)              (2,980)
          Supplier refund obligations                                       (34)              (1,788)
          Taxes payable/receivable                                          156               (1,219)
          Refundable gas costs                                              494                3,090
          Other, net                                                      1,393                 (826)
                                                                        -------              -------

Net Cash Provided By Operating Activities                                10,804                5,599
                                                                        -------              -------

Cash Flows from Investing Activities:

     Capital expenditures                                                (2,409)              (4,717)
     Net cost of removal                                                   (125)                 (40)
                                                                        -------              -------

Net Cash Used In Investing Activities                                    (2,534)              (4,757)
                                                                        -------              -------

Cash Flows from Financing Activities:

     Dividends paid                                                           -               (2,160)
     Issuance of common stock                                                 -                1,220
     Change in long-term debt                                                 -                 (220)
     Changes in inventory financing                                      (3,298)                (264)
     Changes in notes payable                                            (4,935)                 467
                                                                        -------              -------

Net Cash Used In Financing Activities                                    (8,233)                (957)
                                                                        -------              -------

Net increase (decrease) in cash and cash equivalents                         37                 (115)
Cash and cash equivalents at beginning of period                             66                  369
                                                                        -------              -------

Cash and cash equivalents at end of period                              $   103              $   254
                                                                        =======              =======

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for:
       Interest net of amounts capitalized                              $ 1,576              $ 1,645
                                                                        =======              =======
       Income taxes                                                     $   603              $ 3,299
                                                                        =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                       ESSEX GAS COMPANY AND SUBSIDIARY
                       --------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 1999
                              ------------------



1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     It is the Company's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 1998 Annual Report filed on Form 10-K with the Securities and Exchange Commission.


     Merger
     ------

     On September 30, 1998, the Company merged with ECGC Acquisition Company, a wholly owned subsidiary of Eastern Enterprises ("Eastern"), through the exchange of all of the Company's stock for approximately 2,047,000 shares of Eastern common stock. The merger was accounted for as a pooling of interests by Eastern. The operations of the Company were integrated into the operations of its affiliate, Boston Gas.

     In connection with the merger, the Massachusetts Department of Telecommunications and Energy approved a rate plan resulting in a ten year freeze of base rates at current levels. As part of the approved rate plan, Essex will be charged by Boston Gas for incremental costs incurred by Boston on behalf of the Company. Due to the length of the base rate freeze, the Company was required to discontinue its application of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation".

     On December 7, 1998, the Company changed its fiscal year end from August 31 to December 31 to conform to Eastern's fiscal year end. Accordingly, a transition period Form 10-K was filed reflecting the results of operations and cash flows for the four months ended December 31, 1998. The accompanying Consolidated Statements of Earnings and Cash Flows for the three and nine month periods ending September 30, 1999 have been compared to the three and nine month periods ending August 31, 1998 which represents the most comparable periods of the preceding fiscal year. Recasting of the preceding periods to a calendar basis for comparative purposes is not practical and in management's opinion does not materially affect the comparison.

     Seasonal Aspect
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to the ambient air temperature. Consequently, there is less gas throughput during the summer months than during the winter months. In addition, under its seasonal rate structure, the rates charged customers during November through April are higher than those charged during May through October. In order to more properly match depreciation and property tax expense with margin each month, the Company charges to depreciation and property tax expense an amount equal to the percentage of the annual volume of firm gas throughput forecasted for the month, applied to the estimated annual depreciation and property tax expense.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     ----------------------

     RESULTS OF OPERATIONS

     A comparison of results for the three and nine month periods ended September 30, 1999 to the three and nine month periods ended August 31, 1998 reflect comparable but not precisely matched periods.

     Quarter-To-Quarter

     Net earnings applicable to common stock for the three months ended September 30, 1999 were $.2 million compared to a net loss of $.2 million for the quarter ended August 31, 1998. This improvement primarily reflects merger-related synergies resulting from reduced employee levels and associated benefits and other general and administrative expenses.

     Year-To-Date

     Net earnings applicable to common stock for the nine months ended September 30, 1999 were $2.9 million compared to $4.1 million for the nine months ended August 31, 1998. The decrease in operating margin of $4.2 million reflects primarily the impact of the change to the accrual method of revenue accounting as of the merger date and the impact of the inclusion of December 1997 in the nine months ended August 31, 1998.

     The decrease in operations and maintenance expense reflects merger related synergies resulting from reduced employee levels and associated benefits and other general and administrative expenses, partially offset by a $1.3 million early retirement and severance charge.

     YEAR 2000 ISSUE

     On September 30, 1998, there was an Acquisition of the Company by Eastern, the parent company of Boston Gas (See Note 1 of the Notes to Consolidated Financial Statements). The Company's Year 2000 issues are being addressed through the integration of its operations with those of its affiliate, Boston Gas. The Company has incurred a cost of approximately $1.4 million to integrate various systems with those of Boston Gas. Boston Gas' Year 2000 plan is as follows:


     State of Readiness

     Boston Gas has assessed the impact of the Year 2000 with respect to its Information Technology (IT) systems and embedded chip technology systems as well as its potential exposure to significant third party risks. Accordingly, Boston Gas has completed the replacement or modification of existing systems and technology as required and assured itself that major customers and critical vendors are also addressing these issues. In addition, Boston Gas has completed the development and testing of contingency plans to address major external and internal risks that could potentially impact business operations.

     With respect to internal information systems, Boston Gas has tested and certified as Year 2000 ready, all eleven mission critical business systems and all eighteen less than critical business systems. Recertification of mission critical systems and integration points has been completed. Conversion and certification testing of all technology infrastructure components has been completed, including mainframe and client-server hardware and software, data/voice communications and e-mail systems. All telephone components have been certified as Year 2000 ready. All of Boston Gas' desktop hardware, operating system software and applications have been certified as Year 2000 ready. To minimize the risk of corruption of previously certified information systems, Boston Gas has imposed a freeze on changes to information systems and technology components, effective October 1, 1999. Production environment changes will be limited to emergency production fixes and regulatory required changes.

     With respect to embedded chip systems, Boston Gas has completed its inventory, assessment, remediation and certification testing of all date sensitive components.

     Boston Gas has identified material third party relationships and has completed a detailed survey of third party readiness. A readiness assessment has been completed of all mission critical suppliers and risk mitigation plans have been developed. Boston Gas has implemented risk mitigation strategies as required. However, there can be no assurance that third party systems, on which Boston Gas relies, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on Boston Gas' operations.

     Cost of Year 2000 Remediation

     Boston Gas expects the cost of Year 2000 compliance will approximate $13.9 million. Approximately 65% of these costs will be incurred under capital projects that have resulted in added functionality while also addressing Year 2000 issues. As of September 30, 1999 approximately $12.9 million has been incurred.

     Risks of Year 2000 Issues

     Boston Gas has assessed the most reasonably likely worst case Year 2000 scenario. Given Boston Gas' efforts to minimize the risk of Year 2000 failure by its internal systems, Boston Gas believes the worst case scenario would involve failures that impact data and voice communication providers, its electricity provider or a pipeline supplier. Detailed plans to accommodate any one or a combination of these worst case scenarios are addressed as part of Boston Gas' business contingency plans.

     Contingency Plans

     Boston Gas has completed the development of business contingency plans in the event that one or more of its internal systems, its embedded chip systems, or its mission critical suppliers' systems experience a Year 2000 failure. An impact analysis was completed which identified voice/data communications, electricity and gas supply as the three major sources of external risk and their impact on mission critical processes. Contingency plans have been developed and desktop tests conducted for each risk area. Successful exercises were conducted to test Boston Gas' ability to deliver critical services in the event of a failure or disruption in voice/data communications.

     FORWARD-LOOKING INFORMATION

     This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

     Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal in the Company's service area, changes in economic conditions, including interest rates, the functionality of programs and systems in the Year 2000, the impact of third parties' Year 2000 issues, regulatory and court decisions and developments with respect to previously disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1999 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

     Capital expenditures for the year are projected to be $4.8 million.

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



                                                Essex Gas Company
                                  ----------------------------------------------
                                                  (Registrant)


                                      /s/       Joseph F. Bodanza
                                  ----------------------------------------------
                                  J.F. Bodanza, Sr. Vice President and Treasurer (Principal Financial and Accounting Officer)



Dated: November 3, 1999
      -------------------