Form 10-K
period 1999-12-31
ESSEX GAS CO
filed 2000-03-15
CIK 46189

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

  (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from        to
                         Commission File Number 1-8154

                               ESSEX GAS COMPANY
            (Exact name of Registrant as specified in its charter)
                      (Formerly Essex County Gas Company)

             Massachusetts                           04-1427020
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

           One Beacon Street                       (617) 742-8400
      Boston, Massachusetts 02108          (Registrant's Telephone Number)
    (Address of Principal Executive
               Offices)

          Securities registered pursuant to Section 12(b) of the Act:

               Title of Class                  Exchange
               --------------                  --------
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

                             Yes  X        No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Indicate number of shares outstanding of registrant's common stock, no par value, as of March 1, 2000.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ESSEX GAS COMPANY

                                   FORM 10-K

                      Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

 Item No.                              Topic                               Page
 --------                              -----                               ----

                                      PART I
    1.    Business......................................................     1
          General.......................................................     1
          Competition...................................................     2
          Gas Throughput................................................     2
          Gas Supply....................................................     2
          Regulation....................................................     3
          Seasonality and Working Capital...............................     4
          Environmental Matters.........................................     4
          Employees.....................................................     4
    2.    Properties....................................................     5
    3.    Legal Proceedings.............................................     5
    4.    Submission of Matters to a Vote of Security Holders...........     5
          Glossary......................................................     6
                                      PART II

    5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................     7
    6.    Selected Financial Data.......................................     7
    7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     7
    8.    Financial Statements and Supplementary Data...................     9
    9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................     9

                                     PART III

   10.    Directors and Executive Officers of the Registrant............    10
   11.    Executive Compensation........................................    10
   12.    Security Ownership of Certain Beneficial Owners and
           Management...................................................    10
   13.    Certain Relationships and Related Transactions................    10

                                      PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    11

                                    PART I

Item 1: Business.

General

  Essex Gas Company ("The Company") is a regulated public utility organized under the laws of the Commonwealth of Massachusetts in 1853 that is engaged in the transportation and sale of natural gas to approximately 43,000 residential, commercial and industrial customers in northeastern Massachusetts. The Company operates in the cities of Haverhill, Newburyport, and Amesbury and fourteen smaller municipalities covering an area of approximately 280 square miles. The Company's service area is primarily comprised of residential communities with a number of small commercial and diverse industrial businesses.

  As discussed in Note 1 of the Notes to Consolidated Financial Statements, pursuant to an Agreement and Plan of Merger dated as of December 19, 1997, by and between the Company and Eastern Enterprises ("Eastern"), ECGC Acquisition Gas Company, a wholly-owned subsidiary of Eastern, merged with and into the Company on September 30, 1998, through an exchange of all of the Company's stock for approximately 2,047,000 shares of Eastern common stock, with the Company surviving the merger as a wholly-owned subsidiary of Eastern (the "Acquisition"). On November 6, 1998, the Company changed its name from Essex County Gas Company to Essex Gas Company. On December 7, 1998, the Company changed its fiscal year end from August 31 to December 31, and accordingly has prepared Consolidated Financial Statements for the period beginning September 1, 1998 and ending December 31, 1998 ("Transition Period").

  On November 4, 1999, Eastern signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of satisfactory regulatory approvals and the approval of Eastern shareholders, the transaction is expected to close in mid to late 2000, although it is possible that the transaction will not close until 2001.

  For definitions of certain industry specific terms, see the Glossary at the end of Part I and appearing on page 6.

  The Company provides local transportation services and gas supply to all customer classes. The Company's services are available on a firm and non-firm basis. Firm transportation service and sales are provided under rate tariffs and/or contracts filed with the Massachusetts Department of Telecommunications and Energy ("Department"), that typically obligate the Company to provide service without interruption throughout the year. Non-firm transportation service and sales are generally provided to large commercial/industrial customers who can use gas or another energy source interchangeably. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

  The Company offers unbundled services to all commercial/industrial users, who are allowed to purchase local transportation from the Company separately from the purchase of gas supply, which the customer may buy from third party suppliers. The Company views these third party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. The Company has also implemented a program to educate commercial/industrial customers about the opportunity to purchase gas from third-party suppliers, while still relying on the utility for delivery. As of December 31, 1999, the Company had approximately 98 firm transportation customers. Service to all residential customers currently is on a bundled basis. Unbundled service to residential customers is expected to be offered beginning in June 2000. While the migration of customers to transportation-only service will lower the Company's revenues, it has no impact on its operating earnings. The Company earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.

Competition

  The Company competes with other fuel distributors, primarily oil dealers and electricity providers, throughout its service territory. The Company currently serves approximately 53% of the potential customers within its service territory.

Gas Throughput

  The following table provides information with respect to the volumes of gas sold and transported by the Company in thousands of dekatherms ("Dth") during the year ended December 31, 1999, the four months ended December 31, 1998 (the "Transition Period") and the two fiscal years ended August 31, 1998.

                                                Transition  Fiscal Years Ended
                                   Year Ended  Period Ended     August 31,
                                  December 31, December 31, -------------------
                                      1999         1998       1998      1997
                                  ------------ ------------ --------- ---------
                                                 (In thousands)
Residential.....................     3,604          904         3,585     3,680
Commercial and Industrial ......     1,729          488         1,983     2,062
Interruptible...................        40          184            55       758
                                     -----        -----     --------- ---------
  Total Sales...................     5,373        1,576         5,623     6,500
Transportation of Customer-Owned
 Gas............................       487           13            30       --
                                     -----        -----     --------- ---------
  Total Throughput..............     5,860        1,589         5,653     6,500
                                     =====        =====     ========= =========
  Total Firm Throughput.........     5,557        1,405         5,568     5,742
                                     =====        =====     ========= =========

  The above table excludes the effect of adopting the accrual method of revenue recognition as discussed in Note 1 of Notes to Consolidated Financial Statements.

  In 1999, residential customers comprised 90% of the customer base, while commercial and industrial establishments accounted for the remaining 10%. Volumetrically, residential customers accounted for 61% of total throughput and 65% of total firm throughput, while commercial and industrial customers accounted for 39% of total throughput and 35% of total firm throughput.

  No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 1999.

Gas Supply

  The following table shows the sources of the Company's gas supply requirements in thousands of Dth for the year ended December 31, 1999, the Transition Period and the two fiscal years ended August 31, 1998.

                                                                     Fiscal
                                                       Transition  Years Ended
                                          Year Ended  Period Ended August 31,
                                         December 31, December 31, ------------
                                             1999         1998     1998   1997
                                         ------------ ------------ -----  -----
                                                    (In thousands)
Gas Supply (Dth):
  Natural gas pipeline purchased........    4,551        2,023     4,952  5,376
  Underground storage withdrawal........      901          120       646  1,007
  Liquefied natural gas purchased.......      228           64       183    253
                                            -----        -----     -----  -----
    Total source of supply..............    5,680        2,207     5,781  6,636
Company use, unbilled and other.........     (307)        (631)     (158)  (136)
                                            -----        -----     -----  -----
  Total sales...........................    5,373        1,576     5,623  6,500
                                            =====        =====     =====  =====

  The Company's supply requirements are purchased directly from producers and marketers pursuant to contracts that have been approved by the Department or by the Federal Energy Regulatory Commission ("FERC").

  Pipeline supplies are transported on interstate pipeline systems to the Company's service territory pursuant to long-term contracts. FERC-approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. The interstate pipeline company that provides firm transportation service to the Company's service territory, the peak daily and annual capacity and the contract expiration dates are as follows:

                                              Capacity in Dth
                                             -----------------
              Pipeline                       Daily    Annual   Expiration Dates
              --------                       ------ ---------- ----------------
     Tennessee Gas Pipeline Company......... 28,590 10,435,350    2003-2011

  In 1999, the Company restructured its long-term capacity contracts with Tennessee Gas Pipeline. As a result, no contracts expire before 2003.

  The Company also has two contracts with pipeline companies for the storage of natural gas in underground storage fields in New York and Pennsylvania. These contracts provide storage capacity of approximately 1.2 BCF and approximately .009 BCF of peak day deliverability.

  In the fall of 1999, the Company, and its affiliates Boston Gas Company and Colonial Gas Company, entered into a portfolio management contract with El Paso Energy Marketing, Inc. For a three year term commencing November 1, 1999, El Paso will provide all of the city gate supply requirements to the three companies at market prices and manage certain of the companies' upstream capacity, underground storage and term supply contracts. The Department approved the contract in October 1999.

  Peak day firm throughput in BCF was 0.049 in 1999, 0.043 in 1998 and 0.047 in 1997. The Company has entered into an agreement with Distrigas of Massachusetts Corporation which expires on October 31, 2006, that allows the Company to purchase up to 4,000 Dth per day for 151 days of liquefied natural gas ("LNG") in either liquid or vapor form. The Company, at its discretion, may increase purchases under the contract by up to 2,000 Dth per day after appropriate notice. The Company may also reduce quantities purchased if sales fall below the normal 1994-95 heating season sendout.

  Through a wholly-owned subsidiary, the Company owns a LNG storage facility located in Haverhill, Massachusetts. The LNG storage facility has storage capacity of 410,000 Dth and daily sendout capacity of 30,000 Dth. At the same location, the Company owns and operates a propane plant that has storage capacity of approximately 42,000 Dth with total daily sendout capacity of 3,500 Dth. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

Regulation

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for transportation service, gas purchases and sales, pipeline safety regulations, issuance of securities, and affiliate transactions are regulated by the Department. Rates for firm transportation and sales are subject to approval by, and are on file with, the Department. In addition, the Company has a cost of gas adjustment clause ("CGAC") that allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause ("LDAC"), the Company recovers the costs of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

  On September 30, 1998, the Company was acquired by Eastern, the Weston, Massachusetts based owner of Boston Gas Company ("Boston Gas"). On September 17, 1998, the Department approved the merger and rate plan. Under the approved rate plan, there was an immediate five percent price reduction for the Company's customers and a ten year freeze of base rates. The freeze on base rates is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. As a result of the rate plan, the Company discontinued its application of SFAS No. 71, as described in Note 1 of Notes to Consolidated Financial Statements. Gas supply savings resulted from the consolidation of the Company's resource portfolio with the Boston Gas portfolio. Many of the administrative, operations and maintenance functions of the Company have been integrated with those of Boston Gas.

  All of the Company's 4,300 commercial and industrial customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. As of December 31, 1999, the Company had 98 firm transportation customers.

  Anticipating a date of June 1, 2000 for offering residential customers the opportunity to purchase gas supply from third parties, the Department has approved Model Terms and Conditions to which LDC tariffs for all residential customers will substantially conform. The Model Terms and Conditions approved by the Department are consistent with the Department's order of February 1, 1999, which provided that, for a five year transition period, LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDC's will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly. The Department's Model Terms and Conditions also require that LDC's provide default and peaking supply services at cost-based rates.

Seasonality and Working Capital

  The Company's revenues, earnings and cash flows are highly seasonal as most of its transportation services and sales are directly related to temperature conditions. Because the majority of its revenues are billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, the Company bills its customers over the heating season for the majority of the pipeline demand charges paid by the Company over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.

Environmental Matters

  The Company may have or share responsibility under applicable environmental law for the remediation of four former manufactured gas plants ("MGP"), one former gas holder site associated with MGP operations and one non-MGP site, and may share responsibility with respect to two federal superfund sites. Information with respect to these matters may be found at Note 10 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Employees

  As of December 31, 1999, the Company had 62 employees, 84% of whom are organized in a local union with which the Company has a collective bargaining agreement that expires in 2002. During 1999, the Company entered into a new three-year agreement with the bargaining unit representing union employees.

Item 2: Properties.

  The Company's property consists primarily of its distribution system and related facilities. The Company also owns a propane plant with a storage capacity of 42,000 Dth. In addition, the Company, through its wholly-owned subsidiary, LNG Storage, Inc., owns a LNG storage facility with a storage capacity of 410,000 Dth.

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

  On December 31, 1999, the Company's distribution system included approximately 800 miles of gas mains, 37,000 services and 44,000 active customer meters.

  The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned in fee.

  In 1999, the Company's capital expenditures were $5.1 million. Capital expenditures were principally made for improvements to the distribution system and for system expansion to meet customer growth. The Company plans to spend approximately $8 million for similar purposes in 2000.

Item 3: Legal Proceedings.

  Other than certain routine claims incidental to its business, there are no material pending legal proceedings involving the Company.

Item 4: Submission of Matters to a Vote of Security Holders.

  No matter was submitted to a vote of Security Holders in the fourth quarter of 1999.

                                   Glossary

  BCF--Billions of cubic feet of natural gas at 1,000 Btu per cubic foot.

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

                                    PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters.

  Eastern has been the holder of record of all the outstanding common equity securities of the Company since September 30, 1998. Dividends paid to Eastern amounted to $5.6 million in 1999.

Item 6: Selected Financial Data.

  Not required.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

 1999 Compared to 1998

  Net earnings for the year ended December 31, 1999 were $5.9 million compared to $4.3 million for the fiscal year ended August 31, 1998. The improvement in earnings was principally due to lower operations and maintenance expenses, merger related synergies resulting from reduced employee levels and associated benefits, partially offset by a $1.3 million early retirement and severance charge.

 The four months ended December 31, 1998 Compared to the four months ended December 31, 1997

  Results for the four month period ended December 31, 1998 and 1997 are not comparable due to the effect of merger related expenses, the impact of discontinuing the application of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71") and the impact of 23% warmer weather than the prior year. Merger related expenses for professional fees, termination benefits, and other related costs were $7.9 million on a pre-tax basis. As a result of the rate plan and extended base rate freeze, the Company was required to discontinue the application of SFAS No. 71 and adopt the accrual method of accounting for revenues. These changes resulted in an extraordinary charge of approximately $2.9 million, net, principally due to the write off of regulatory assets associated with postretirement benefits. The impact of significantly warmer weather was offset by the adoption of the accrual method of accounting for revenue.

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

YEAR 2000 ISSUE

  The Company experienced no significant issues as a result of the transition from December 31, 1999 to January 1, 2000. The Company does not expect to incur any significant Year 2000 related costs beyond January 2000. On September 30, 1998, the Company was merged with Eastern, the parent company of Boston Gas Company. In connection with the merger, the Company addressed any remaining Year 2000 issues through conversion to systems operated by Boston Gas Company.


FORWARD-LOOKING INFORMATION

  This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

  Investors should be aware of important factors that could cause actual results to differ materially from forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the impact of any merger-related activities, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal, changes in economic conditions, including interest rates, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has a $10 million line of credit for the exclusive purpose of funding its fuel inventory.

  The Company expects capital expenditures for 2000 to be $8 million. Capital expenditures will be primarily for improvements to the distribution system and for system expansion to meet customer growth.

  The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 2000 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

OTHER MATTERS

 Regulatory and Accounting Issues

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates, gas purchases, pipeline safety regulations, issuance of securities, and affiliate transactions are regulated by the Department. Rates for firm transportation and sales are subject to approval by, and are on file with, the Department. In addition, the Company has a cost of gas adjustment clause ("CGAC") that allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause ("LDAC"), the Company recovers the actual costs of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

  On September 30, 1998, the Company was acquired by Eastern, the Weston, Massachusetts based owner of Boston Gas Company ("Boston Gas"). On September 17, 1998, the Department approved the merger and rate plan. Under the approved rate plan, there was an immediate five percent price reduction for the Company's customers and a ten year freeze of base rates. The freeze on base rates is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. Gas supply savings resulted from the consolidation of the Essex Gas resource portfolio with the Boston Gas portfolio. As a result of the rate plan, the Company discontinued its application of SFAS No. 71, as described in Note 1 of Notes to Consolidated Financial Statements. Many of the administrative, operations and maintenance functions of the Company have been integrated with those of Boston Gas.

  All of the Company's 4,300 commercial and industrial customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. As of December 31, 1999, the Company had 98 firm transportation customers.

  Anticipating a date of June 1, 2000 for offering residential customers the opportunity to purchase gas supply from third parties, the Department has approved Model Terms and Conditions to which LDC tariffs for all residential customers will substantially conform. The Model Terms and Conditions approved by the Department are consistent with the Department's order of February 1, 1999, which provided that, for a five year transition period, LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDC's will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly. The Department's Model Terms and Conditions also require that LDC's provide default and peaking supply services at cost-based rates.

 Environmental Matters

  The Company may have or share responsibility under applicable environmental law for the remediation of four former manufactured gas plants ("MGP"), one former gas holder site associated with MGP operations, and one non-MGP site, and may share responsibility with respect to two federal superfund sites. Information with respect to these matters may be found at Note 10 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Item 8: Financial Statements and Supplementary Data

 Information with respect to this item appears commencing on Page F-1 of this Report. Such information is incorporated herein by reference.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant.

  Not required.

Item 11: Executive Compensation.

  Not required.

Item 12: Security Ownership of Certain Beneficial Owners and Management.

  Not required.

Item 13: Certain Relationships and Related Transactions.

  Not required.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

List of Financial Statements and Financial Statement Schedules.

  Information with respect to these items appears on Page F-1 of this Report. Such information is incorporated herein by reference.

(3) List of Exhibits.

      3.1 --Restated Articles of Organization of Essex County Gas Company dated September 30, 1998, Amending Exhibit 3.1 to the Company's
              Form 10-Q for the quarter ended February 28, 1995. (Filed herewith).
      3.2 Articles of Amendment of Essex Gas Company amending Exhibit 3.1.2 dated October 30, 1998. (Filed herewith).
      3.2.1 Bylaws of Essex County Gas Company, dated September 30, 1998 amending Exhibit 3.2 to the Company's Form 10-Q for the quarter ended February 28, 1995. (Filed herewith).
      4.1 --Indenture dated as of June 1, 1986 between the Company and Centerre Trust Company of St. Louis, Trustee. (Filed as an
              Exhibit to Company's registration statement on Form S-2, filed
              June 19, 1986, File No. 33-6597).*
      4.2 --Eleventh Supplemental Indenture dated as of September 15, 1988, providing for a 10.25 percent Series due 2003. (Filed as Exhibit
              4.13 to the Company's Form 10-K for the fiscal year ended August
              31, 1988).*
      4.3 --Twelfth Supplemental Indenture dated as of December 1, 1990, providing for a 10.10 percent Series due 2020. (Filed as Exhibit
              4-14 to the Company's Form 10-Q for the quarter ended February
              28, 1991).*
      4.4   --Revolving Credit Agreement dated November 14, 1995 between Essex
              County Gas Company and the First National Bank of Boston. (Filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended
              November 30, 1995).*
      4.5 --Fifteenth Supplemental Indenture dated as of December 1, 1996 providing for a 7.28 percent Series due 2017. (Filed as Exhibit
              4.6 to the Company's Form 10-Q for the quarter ended February 28,
              1997).*
     10.1 --LNG Storage, Inc., Lease Indenture of Mortgage and Deed of Trust dated April 10, 1972 (Filed as an Exhibit to Company's registration statement on Form S-7, filed October 23, 1981, File
              No. 2-74531)*.
     10.2   --Haverhill Familee Investment Corporation--Lease of Corporate
              Headquarters dated November 1, 1975. (Filed as an Exhibit to
              Company's registration statement on Form S-7, filed October 23,
              1981, File No. 2-74531).*
     10.3   --Arlington Trust Company--Purchase Contract, Credit Agreement,
              Trust Agreement and Storage Agreement dated October 1, 1980.
              (Filed as an Exhibit to Company's registration statement on Form
              S-7, filed October 23, 1981, File No. 2-74531).*
     10.4 --Consolidated Gas Supply Corporation--Underground Storage Contract dated February 18, 1980. (Filed as an Exhibit to Company's registration statement on Form S-7, filed October 23, 1981, File
              No. 2-74531).*
     10.5   --Canadian Gas Transportation Contract between Tennessee Gas
              Pipeline Company and Essex County Gas Company dated December 1,
              1987. (Filed as an Exhibit to Company's Form 10-K for the year ended August 31, 1988).*

     10.6    --Phase 2 Gas Sales Agreement between Boundary Gas and Essex
               County Gas Company dated September 14, 1987. (Filed as an
               Exhibit to Company's Form 10-K for the year ended August 31,
               1988).*
     10.7    --Bond Purchase Agreement dated December 1, 1990, between Allstate
               Life Insurance Company of New York, and Essex County Gas
               Company. (Filed as an Exhibit to Company's Form 10-Q for the
               quarter ended February 28, 1991).*
     10.8    --Iroquois Gas Transmission System, L.P. Gas Transportation
               Contract for Firm Reserved Service Dated February 7, 1991.
               (Filed as an Exhibit to Company's Form 10-Q for the quarter ended May 31, 1991).*
     10.9    --Alberta Northeast Gas Limited (ANE), Gas Sales Agreement No. 1
               dated February 7, 1991. (Filed as an Exhibit to Company's Form
               10-Q for the quarter ended May 31, 1991).*
     10.10   --Tennessee Gas Pipeline Transportation Contract dated February 7,
               1991. (Filed as Exhibit 10.16 to Company's Form 10-K for the
               fiscal year ended August 31, 1992).*
     10.11   --Tennessee Gas Pipeline Company Gas Storage Contract (SS-NE)
               TGP002099STO dated November 10, 1992. (Filed as Exhibit 10.22 to
               Company's Form 10-K for the fiscal year ended August 31, 1992).*
     10.12   --Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under FT-A Rate
               Schedule) dated September 1, 1993. (Filed as Exhibit 10.22 to
               Company's Form 10-K for the fiscal year ended August 31, 1993).*
     10.13   --Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under Transportation
               Service "CGT-NE" Rate Schedule) dated September 1, 1993. (Filed as Exhibit 10.24 to Company's Form 10-K for the fiscal year ended August 31, 1993).*
     10.13.1 --Agreement between Essex County Gas Company and Tennessee Gas
               Pipeline amending Exhibit 10.13 dated July 1, 1995. (Filed herewith).
     10.14   --Agreement between Essex County Gas Company and Tennessee Gas
               Pipeline Company amending Exhibit 10.22 dated July 1, 1995.
               (Filed herewith).
     10.15   --Gas Transportation Agreement between Essex County Gas Company and Tennessee Gas Pipeline Company (for use under Rate Schedule
               FS) dated September 1, 1993. (Filed as Exhibit 10.26 to
               Company's Form 10-K for the fiscal year ended August 31, 1993).*
     10.15.1 --Agreement between Essex County Gas Company and Tenenssee Gas
               Pipeline amending Exhibit 10.15 dated December 1, 1994. (Filed herewith).
     10.16   --Agreement between Essex Gas Company and Tennessee Gas Pipeline
               Company amending Exhibit 10.24 dated December 1, 1994 (Filed herewith).
     10.17   --Contract Restructuring Agreement between the Company and
               Tennessee Gas Pipeline dated as of August 2, 1999 amending
               Exhibit 10.20. (Filed herewith).
     10.18   --Redacted Gas Resource Portfolio Management and Gas Sales
               Agreement between the Company, Colonial Gas Company, Boston Gas
               Company and El Paso Energy Marketing Company dated as of
               September 14, 1999, as amended. (Filed as Exhibit 10.1 to the
               Form 10-K of Eastern Enterprises for the year ended December 31,
               1999, and incorporated herein by reference).
     10.19   --Gas Transportation Agreement between Essex Gas Company and
               Tennessee Gas Pipeline Company dated November 1, 1994 (for use under FT-A Rate Schedule). (Filed herewith).
     21      --Subsidiaries of the Registrant.
     27      --Financial Data Schedule for the twelve months ended December 31,
              1999.

   There were no reports on Form 8-K filed in the fourth quarter of 1999.

--------
* Not filed herewith. In accordance with Rule 12(b) (32) of the General Rules and Regulations under the Securities and Exchange Act of 1934, references made to the document previously filed with the Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Essex Gas Company
                                              Registrant

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


Dated: March 14, 2000

  Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2000.

              Signature                               Title
              ---------                               -----

          Chester R. Messer            Director and President
______________________________________
          Chester R. Messer

        Anthony J. DiGiovanni          Director and Senior Vice President
______________________________________
        Anthony J. DiGiovanni

          Joseph F. Bodanza            Director and Senior Vice President
______________________________________  and Treasurer (Principal Financial
          Joseph F. Bodanza             and Accounting Officer)

            J. Atwood Ives             Director
______________________________________
            J. Atwood Ives

            Fred C. Raskin             Director
______________________________________
           Fred C. Raskin

          Walter J. Flaherty           Director
______________________________________
          Walter J. Flaherty

         L. William Law, Jr.           Director
______________________________________
         L. William Law, Jr.

                               ESSEX GAS COMPANY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (Information required by Items 8 and 14 (a) of Form 10-K)

Report of Independent Public Accountants..........................     F-17
  Consolidated Statements of Earnings for the Year Ended December
   31, 1999, the Transition Period Ended December 31, 1998 and the
   Fiscal Years Ended August 31, 1998 and 1997....................     F-2
  Consolidated Balance Sheets as of December 31, 1999 and 1998....  F-3 and F-4
  Consolidated Statements of Retained Earnings for the Year Ended
   December 31, 1999, the Transition Period Ended December 31,
   1998 and the Fiscal Years Ended August 31, 1998 and 1997.......     F-5
  Consolidated Statements of Cash Flows for the Year Ended
   December 31, 1999, the Transition Period Ended December 31,
   1998 and the Fiscal Years Ended August 31, 1998 and 1997.......     F-6
  Notes to Consolidated Financial Statements......................  F-7 to F-16
  Interim Financial Information for the Year Ended December 31,
   1999 and the Fiscal Year Ended August 31, 1998 (Unaudited).....     F-18
  Schedule for the Year Ended December 31, 1999, the Transition
   Period Ended December 31, 1998 and the Fiscal Years Ended
   August 31, 1998 and 1997.......................................
    II--Valuation and Qualifying Accounts......................... F-19 to F-21

  Schedules other than those listed above have been omitted as the information has been included in the consolidated financial statements and related notes or is not applicable nor required.

                               ESSEX GAS COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                Transition    Fiscal Years
                                   Year Ended  Period Ended Ended August 31,
                                  December 31, December 31, ------------------
                                      1999         1998       1998      1997
                                  ------------ ------------ --------  --------
                                                (In Thousands)
Operating revenues...............   $44,096      $16,637    $ 50,820  $ 53,534
Cost of gas sold.................    18,165        7,554      24,154    27,272
                                    -------      -------    --------  --------
    Operating margin.............    25,931        9,083      26,666    26,262
                                    -------      -------    --------  --------
Operating expenses:
  Operations and maintenance.....     9,106        4,555      11,772    12,292
  Depreciation and amortization..     3,733        1,235       3,753     3,373
  Taxes, other than income.......     1,465          537       1,623     1,596
  Income taxes...................     3,415         (595)      2,399     2,280
  Merger related expenses........       --         7,904         --        --
                                    -------      -------    --------  --------
    Total operating expenses.....    17,719       13,636      19,547    19,541
                                    -------      -------    --------  --------
Operating earnings (loss)........     8,212       (4,553)      7,119     6,721
Other earnings, net..............       481           61         228       338
                                    -------      -------    --------  --------
Earnings (loss) before interest
 expense.........................     8,693       (4,492)      7,347     7,059
                                    -------      -------    --------  --------
Interest expense:
  Long-term debt.................     2,464          819       2,515     2,338
  Other, including amortization
   of debt expense...............       338          251         587       781
  Less--Interest during
   construction..................       (45)          (3)        (27)      (27)
                                    -------      -------    --------  --------
    Total interest expense.......     2,757        1,067       3,075     3,092
                                    -------      -------    --------  --------
Earnings (loss) before
 extraordinary item..............     5,936       (5,559)      4,272     3,967
Extraordinary item, net of tax...       --        (2,874)        --        --
                                    -------      -------    --------  --------
Net earnings (loss)..............   $ 5,936      $(8,433)   $  4,272  $  3,967
                                    =======      =======    ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               ESSEX GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                             (In Thousands)
Gas plant, at cost......................................... $117,476  $112,540
  Less--Accumulated depreciation...........................  (33,846)  (29,821)
                                                            --------  --------
    Net plant..............................................   83,630    82,719
                                                            --------  --------
Current assets:
  Cash.....................................................      122        66
  Accounts receivable less reserves of $748 at December 31,
   1999 and $745 at December 31, 1998......................    3,660     3,906
  Accrued utility margin...................................    2,414     2,285
  Deferred gas costs.......................................    2,828       --
  Natural gas and other inventories, at average cost.......    1,155     3,891
  Materials and supplies, at average cost..................      484       396
  Current income taxes.....................................      913     2,504
  Prepaid expenses.........................................       25       265
                                                            --------  --------
    Total current assets...................................   11,601    13,313
                                                            --------  --------
Other assets:
  Unamortized debt expense and other assets................    1,965     1,909
                                                            --------  --------
    Total other assets.....................................    1,965     1,909
                                                            --------  --------
    Total assets........................................... $ 97,196  $ 97,941
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               ESSEX GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                December 31,
                                                               ---------------
                                                                1999    1998
                                                               ------- -------
                                                               (In Thousands)
Capitalization:
  Common stockholder's investment--
   Common stock, no par value, 200,000 authorized shares.
    Issued and outstanding 100 shares at December 31, 1999 and
     1998..................................................... $27,805 $27,805
   Unrealized gain (loss) on investments available for sale,
    net.......................................................      22     (24)
   Retained earnings..........................................   7,729   7,356
                                                               ------- -------
    Total common stockholder's investment.....................  35,556  35,137
                                                               ------- -------
Long-term obligations, less current portion...................  27,365  28,071
                                                               ------- -------
    Total capitalization......................................  62,921  63,208
                                                               ------- -------
Current liabilities:
  Current portion of long-term obligations....................     665     660
  Notes payable...............................................     --    8,935
  Notes payable to Parent Company.............................   4,000     --
  Accounts payable............................................   5,042   2,576
  Accounts payable, affiliate.................................   4,687     --
  Gas inventory financing.....................................   1,234   4,345
  Accrued interest............................................     290     445
  Taxes payable...............................................      54      21
  Refundable gas costs due customers..........................     --      198
  Refunds due customers.......................................      55      34
  Other.......................................................     148     553
                                                               ------- -------
    Total current liabilities.................................  16,175  17,767
                                                               ------- -------
Reserves and deferred credits:
  Deferred income taxes.......................................   8,967   7,359
  Unamortized investment tax credits..........................     977   1,048
  Deferred directors' fees....................................     176     977
  Retirement benefit liability................................   7,238   5,500
  Other reserves..............................................     742   2,082
                                                               ------- -------
    Total reserves and deferred credits.......................  18,100  16,966
                                                               ------- -------
    Total capitalization and liabilities...................... $97,196 $97,941
                                                               ======= =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               ESSEX GAS COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                Fiscal Years
                                                   Transition   Ended August
                                      Year Ended  Period Ended       31,
                                     December 31, December 31, ----------------
                                         1999         1998      1998     1997
                                     ------------ ------------ -------  -------
                                                  (In Thousands)
Balance at beginning of period......   $ 7,356      $16,515    $15,094  $13,834
  Net earnings (loss)...............     5,936       (8,433)     4,272    3,967
  Cash dividends on common stock....    (5,563)        (726)    (2,851)  (2,707)
                                       -------      -------    -------  -------
Balance at end of period............   $ 7,729      $ 7,356    $16,515  $15,094
                                       =======      =======    =======  =======



  The accompanying notes are an integral part of these consolidated financial statements.

                               ESSEX GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Fiscal Years Ended
                                                               August 31,
                                                           --------------------
                                               Transition
                                  Year Ended  Period Ended
                                 December 31, December 31,
                                     1999         1998       1998       1997
                                 ------------ ------------ ---------  ---------
                                                (In Thousands)
Cash flows from operating
 activities:
 Net earnings (loss)...........    $ 5,936      $(8,433)   $   4,272  $   3,967
 Adjustments to reconcile net
  earnings to cash provided by
  operating activities:
 Extraordinary charge related
  to discontinuance of SFAS
  No. 71.......................        --         2,874          --         --
 Depreciation and
  amortization, including
  amounts related to non-
  utility operations...........      4,228        1,463        4,167      3,788
 Deferred income taxes.........      1,608        1,769          383       (813)
 Other changes in assets and
  liabilities:
  Accounts receivable..........        117       (4,065)         874       (781)
  Inventories including fuel...      2,648          403            2       (132)
  Accounts payable.............      2,466          770       (1,069)      (971)
  Accounts payable,
   affiliates..................      4,687          --           --         --
  Supplier refund
   obligations.................         20         (125)      (1,408)     1,292
  Taxes payable/receivable.....      1,624       (1,127)      (1,370)     1,019
  Recoverable (refundable) gas
   costs.......................     (3,026)        (523)       1,042        150
  Deferred merger costs........        --         1,666       (1,666)       --
  Other, net...................     (1,113)        (211)        (215)       544
                                   -------      -------    ---------  ---------
   Cash provided by (used for)
    operating activities.......     19,195       (5,539)       5,012      8,063
                                   -------      -------    ---------  ---------
Cash flows from investing
 activities:
 Utility capital expenditures..     (5,074)      (1,476)      (6,591)    (6,895)
 Net cost of removal...........        245         (170)         (74)      (100)
 Purchase of investment........        --           --           --        (570)
 Sale of investment............        --           --           --         570
                                   -------      -------    ---------  ---------
   Cash used for investing
    activities.................     (4,829)      (1,646)      (6,665)    (6,995)
                                   -------      -------    ---------  ---------
Cash flows from financing
 activities:
 Dividends paid................     (5,563)        (726)      (2,851)    (2,707)
 Issuance of common stock......        --           --         1,447      1,049
 Issuance of long-term debt....        --           --           --       9,827
 Principal retired on long-term
  debt.........................       (701)        (675)        (885)      (855)
 Changes in gas inventory
  financing....................     (3,111)         288          249        450
 Changes in notes payable......     (4,935)       2,110        3,512     (8,626)
 Capital contribution from
  Eastern......................        --         6,000          --         --
 Payment of ESOP debt..........        --           --           --         (75)
                                   -------      -------    ---------  ---------
   Cash (used for) provided by
    financing activities.......    (14,310)       6,997        1,472       (937)
                                   -------      -------    ---------  ---------
Increase (decrease) in cash and
 cash equivalents..............         56         (188)        (181)       131
Cash at beginning of period....         66          254          435        304
                                   -------      -------    ---------  ---------
Cash at end of period..........    $   122      $    66    $     254  $     435
                                   =======      =======    =========  =========
Supplemental disclosure of cash
 flow information:
 Cash paid (received) during
  the period for:
   Interest, net of amounts
    capitalized................    $ 2,778      $ 1,441    $   3,058  $   3,228
                                   =======      =======    =========  =========
   Income taxes................    $  (166)     $   619    $   3,519  $   2,682
                                   =======      =======    =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ESSEX GAS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

 General

  Essex Gas Company (the "Company") is a public utility engaged in the distribution and sale of natural gas for residential, commercial and industrial uses. Its service area is northeastern Massachusetts.

 Principles of Consolidation

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

  On December 7, 1998, the Company changed its fiscal year end from August 31 to December 31 to conform to Eastern's fiscal year end. The transition period ("Transition Period") ended December 31, 1998 reflects the results of operations and cash flows for the four months then ended and precedes the start of the new fiscal year. Unaudited financial results of operations for the four months ended December 31, 1997 are reflected on a comparative basis in Note 11 of the Notes to Consolidated Financial Statements.

  The merger related transaction fees, termination benefits and related expenses charged against pre-tax earnings during the Transition Period totaled $7,904,000.

  In connection with the merger, the Massachusetts Department of Telecommunications and Energy ("the Department") approved a rate plan that resulted in an immediate five percent price reduction through the cost of gas adjustment clause ("CGAC") and a ten year freeze of base rates at current levels. Given the length of the base rate freeze, the Company was required to discontinue its application of Statement of Financial Accounting Standards
(SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" during the Transition Period. Accordingly, the Company wrote off net regulatory assets of $4,835,000, consisting principally of postretirement costs. In addition, the Company was required to adopt certain accounting practices in order to comply with generally accepted accounting principles for nonregulated entities and to maintain consistency with its new parent. As such, the Company recorded a nonrecurring pre-tax gain of $335,000 due to the adoption of a revenue method that reflects full accrual accounting, as discussed below. Adjustments to reflect this new practice and the discontinuance of SFAS No. 71 are included in the extraordinary item, net of tax in the Consolidated Statements of Earnings.

 Regulation

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities.

                               ESSEX GAS COMPANY

(1) Summary of Significant Accounting Policies (continued)

  For the periods prior to the approval of the merger and rate plan, the accounting policies conformed to generally accepted accounting principles as applied to regulated public utilities and reflected the effects of the ratemaking process in accordance with SFAS No. 71. Under SFAS No. 71, the Company was allowed to defer certain costs that otherwise would be expensed in recognition of the ability to recover them in future rates. As described above, the Company discontinued application of SFAS No. 71 as a result of the rate plan approved by the Department in connection with its approval of the merger of the Company with Eastern.

 Gas Operating Revenues

  As previously mentioned, effective with the merger and the ten year base rate freeze, the Company discontinued the application of SFAS No. 71, resulting in a change in its method of accounting for revenues. Previously, substantially all revenues were recorded when billed. Under the unbilled method, gas operating revenues are accrued based upon the amount of gas delivered to utility customers through the end of the accounting period. Accrued Utility Margin of $2,414,000 and $2,285,000, as reported in the Consolidated Balance Sheets at December 31, 1999 and 1998, respectively, represent the accrual of unbilled operating revenues net of related gas costs. The impact on Transition Period earnings due to this change was an increase in margin of $2,285,000.

 Cost of Gas Adjustment Clause and Deferred Gas Costs

  The CGAC requires the Company to adjust its rates semi-annually for firm gas sales to track changes in the cost of gas distributed, with an annual adjustment of subsequent rates for any over or under recovery of actual costs incurred. As a result, the Company defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to a period in which the gas is billed to customers. The local distribution adjustment clause ("LDAC") allows the Company to recover from all firm customers the amortization of environmental response costs associated with former manufactured gas plant ("MGP") sites and FERC Order 636 transition costs. These costs were previously recovered through the CGAC. Upon the discontinuance of the application of SFAS No. 71 as of September 30, 1998, the Company records amounts recoverable under the LDAC as revenue when it is billable to its customers.

 Depreciation

  Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service for the year ended December 31, 1999, was 3.70% and for the Transition Period, was 3.69%. For the fiscal years ended August 31, the composite rate was 3.70% in 1998 and 3.53% in 1997.

  Accumulated depreciation is charged with the original cost and cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

 Pending Accounting Changes

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized

                               ESSEX GAS COMPANY

(1) Summary of Significant Accounting Policies (continued)

currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

 Reclassifications

  Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

(2) Common Stock

  Common stock activity for the previous two fiscal years, the Transition Period and the current year are as follows:

                                                      Number of
                                                        Shares     Common Stock
                                                      ----------  --------------
                                                                  (In Thousands)
   BALANCE, AUGUST 31, 1996..........................  1,642,490     $19,235
   Dividend reinvestment plan........................     19,733         476
   Amortization of capital stock expense.............        --           37
   Employee stock plans..............................     17,794         438
   Sale of common stock..............................      5,301         135
                                                      ----------     -------
   BALANCE, AUGUST 31, 1997..........................  1,685,318      20,321
   Dividend reinvestment plan........................     12,652         477
   Amortization of capital stock expense.............        --           37
   Employee stock plans..............................     27,967         865
   Sale of common stock..............................      3,070         105
                                                      ----------     -------
   BALANCE, AUGUST 31, 1998..........................  1,729,007      21,805
   Merger with Eastern:
     Exchange of common stock........................ (1,729,007)        --
     Issuance of common stock to Eastern.............        100         --
   Capital contribution from Eastern.................        --        6,000
                                                      ----------     -------
   BALANCE, DECEMBER 31, 1998 and 1999...............        100     $27,805
                                                      ==========     =======

(3) Income Taxes

  For the year ended December 31, 1999, and for the Transition Period ended December 31, 1998, the Company was a member of an affiliated group of companies that files a consolidated federal income tax return. For the years ended August 31, 1998 and August 31, 1997, the Company was a member of a different consolidated group. The Company follows the policy, established for the group, of providing for income taxes that would be payable on a separate company basis. The Company's effective income tax rate was 36.5% for the year ended December 31, 1999, 9.7% for the Transition Period ended December 31, 1998 and 36% and 36.6% for the fiscal years ended August 31, 1998 and August 31, 1997, respectively. State taxes represent the majority of the difference between the effective rate and the Federal income tax rate for August 31, 1997 and August 31, 1998. For the transition period ended December 31, 1998 and for the year ended December 31, 1999, non-deductible merger related costs were the major component affecting the effective tax rate.

                               ESSEX GAS COMPANY

(3) Income Taxes (continued)

A summary of the provision for income taxes is as follows:

                                                               Fiscal Years
                                                   Transition  Ended August
                                      Year Ended  Period Ended      31,
                                     December 31, December 31, --------------
                                         1999         1998      1998    1997
                                     ------------ ------------ ------  ------
                                                 (In Thousands)
Current:
  Federal...........................    $2,107       $1,063    $1,948  $2,258
  State.............................       251           76       396     455
                                        ------       ------    ------  ------
Total Current Provision.............     2,358        1,139     2,344  $2,713
Deferred:
  Federal...........................        70       (1,365)      104    (299)
  State.............................       987         (346)       21     (64)
                                        ------       ------    ------  ------
Total Deferred Provision............     1,057       (1,711)      125    (363)
Amortization of investment tax
 credit.............................       --           (23)      (70)    (70)
                                        ------       ------    ------  ------
Provision for income taxes..........    $3,415       $ (595)   $2,399  $2,280
                                        ======       ======    ======  ======

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Generally, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognized a 1% rate difference in the transition period ended December 31, 1998 due to becoming a member of an affiliated group of companies taxed at the 35% statutory rate.

  For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives, as permitted by the Internal Revenue Code. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                            (In Thousands)
Assets:
  Post retirement benefits............................   $  1,218     $  2,402
  Other...............................................      3,930        2,778
                                                         --------     --------
  Total deferred tax assets...........................   $  5,148     $  5,180
                                                         ========     ========
Liabilities:
  Accelerated Depreciation............................   $(12,516)    $(12,213)
  Deferred Gas Costs..................................     (1,050)         --
  Other...............................................       (549)        (326)
                                                         --------     --------
  Total deferred tax liabilities......................   $(14,115)    $(12,539)
                                                         --------     --------
  Total net deferred taxes............................   $ (8,967)    $ (7,359)
                                                         ========     ========

                               ESSEX GAS COMPANY

(4) Commitments

 Long-Term Obligations

  The following table provides information on long-term obligations:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (In Thousands)
First mortgage bonds:
  10.25%, due serially from 1994 to 2003....................... $ 2,400 $ 3,000
  10.10%, due serially from 2010 to 2020.......................   8,000   8,000
  7.28%, due serially from 2008 to 2016........................  10,000  10,000
Debentures:
  8.625%, due 2006.............................................   2,245   2,245
  8.15%, due 2017..............................................   4,914   4,954
Obligations under capital lease................................     471     532
                                                                ------- -------
  Total debt...................................................  28,030  28,731
  Less: Current portion........................................     665     660
                                                                ------- -------
    Total long-term debt....................................... $27,365 $28,071
                                                                ======= =======

  Substantially all plant assets are pledged as collateral under the terms of the Indenture of First Mortgage Bonds. Sinking fund requirements for the next five years are $600,000 annually for the years 2000 through 2003.

  Annual maturities of capital lease obligations are $65,000, $71,000, $77,000, $84,000 and $91,000 for the years 2000 through 2004, respectively, and cumulatively $83,000 thereafter.

 Gas Inventory Financing

  The Company, with Department approval, finances its inventory of gas supplies through a single purpose financing arrangement extending through December 31, 2000. The credit agreement provides for a total commitment of up to $10,000,000 and is secured by storage gas. All costs related to the financing are recoverable from customers.

(5) Restriction on Retained Earnings

  Under the terms of the Indenture of First Mortgage Bonds, substantially all of the Company's retained earnings in the amount of $6,895,000 as of December 31, 1999 were restricted as to the payment of cash dividends.

(6) Retiree Benefits

  Effective September 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revises prior disclosure requirements. The information for fiscal years ended August 31, 1998 and 1997 have been restated to conform to the current presentation.

                               ESSEX GAS COMPANY

(6) Retiree Benefits (continued)

 Pension Plans

  The Company has two pension plans covering substantially all employees. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA"). The net periodic pension cost was as follows:

                                                                   Fiscal
                                                     Transition  Years Ended
                                        Year Ended  Period Ended August 31,
                                       December 31, December 31, ------------
                                           1999         1998     1998   1997
                                       ------------ ------------ -----  -----
                                                  (In Thousands)
Service cost..........................     $143        $ 107     $ 319  $ 286
Interest cost on projected benefit
 obligation...........................      766          259       779    753
Expected return on plan assets........     (817)        (301)     (904)  (754)
Amortization of prior service cost....      119           55       164    139
Amortization of transition
 obligation...........................      (16)           3         9      9
Recognized actual gain................      --           (15)      (41)   --
Curtailment (gain) loss...............      130         (635)      --     --
                                           ----        -----     -----  -----
Total net pension cost................     $325        $(527)    $ 326  $ 433
                                           ====        =====     =====  =====

  The table above does not reflect retirement pension enhancements of $527,000 and $623,000 for the fiscal year ended December 31, 1999 and the transition period ended December 31, 1998, respectively.

 Postretirement Health Care

  Net periodic expenses for postretirement benefits other than pensions was as follows:

                                                                   Fiscal
                                                     Transition  Years Ended
                                        Year Ended  Period Ended August 31,
                                       December 31, December 31, ------------
                                           1999         1998     1998   1997
                                       ------------ ------------ -----  -----
                                                  (In Thousands)
Service cost..........................     $ 62         $ 38     $ 114  $ 103
Interest cost on accumulated benefit
 obligation...........................      409          120       359    345
Expected return on plan assets........     (119)         (34)     (102)   (62)
Amortization of prior service cost....       (9)         --        --     --
Amortization of transition
 obligation...........................        2           68       204    204
Curtailment gain......................      --           (85)      --     --
                                           ----         ----     -----  -----
Total net retiree health care cost....     $345         $107     $ 575  $ 590
                                           ====         ====     =====  =====


  The table above does not reflect retirement health care enhancements of $353,000 and $555,000 for the fiscal year ended December 31, 1999 and the transition period ended December 31, 1998, respectively.

  As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company conformed to Eastern's method of accounting for post-retirement benefits other than pensions by recognizing the remaining unamortized transition obligation of $3,000,000 during the Transition Period.

                               ESSEX GAS COMPANY

(6) Retiree Benefits (continued)

  The following tables set forth the change in benefit obligation and plan assets and reconciliation of the funded status of Company plans and amounts recorded in the Company's balance sheet as of December 31, 1999 and 1998 and August 31, 1998, using actuarial measurement dates of October 1, 1999 and 1998 and August 31, 1998, respectively.

                                        Pensions                           Health Care
                          ------------------------------------ ------------------------------------
                                        Transition    Fiscal                 Transition    Fiscal
                           Year Ended  Period Ended Year Ended  Year Ended  Period Ended Year Ended
                          December 31, December 31, August 31, December 31, December 31, August 31,
                              1999         1998        1998        1999         1998        1998
                          ------------ ------------ ---------- ------------ ------------ ----------
                                                       (In Thousands)
Change in benefit
 obligation
Balance at beginning of
 period.................    $11,400      $ 11,721    $10,689     $ 5,710      $ 5,388     $ 4,858
Service cost............        143            80        319          62            9         114
Interest cost...........        766           195        778         409           29         359
Plan amendments.........        233            --         --        (168)          --          --
Curtailment (gain) or
 loss...................         98          (635)        --        (106)         (85)         --
Special termination
 benefits...............        527           623         --         353          555          --
Benefits paid...........       (898)         (161)      (642)       (274)         (21)       (256)
Actuarial (gain) or
 loss...................       (302)         (423)       577         (56)        (165)        313
                            -------      --------    -------     -------      -------     -------
Balance at end of
 period.................    $11,967      $ 11,400    $11,721     $ 5,930      $ 5,710     $ 5,388
                            =======      ========    =======     =======      =======     =======
Change in plan assets
Fair value, beginning of
 period.................    $10,003      $ 11,460    $10,211     $ 1,687      $ 1,754     $ 1,386
Actual return on plan
 assets.................      1,125        (1,296)     1,701         163          (46)         53
Employer contributions..         --            --        190           5           --         571
Benefits paid...........       (898)         (161)      (642)       (274)         (21)       (256)
                            -------      --------    -------     -------      -------     -------
Fair value, end of
 period.................    $10,230      $ 10,003    $11,460     $ 1,581      $ 1,687     $ 1,754
                            =======      ========    =======     =======      =======     =======
Reconciliation of funded
 status
Funded status...........    $(1,737)     $ (1,397)   $  (261)    $(4,349)     $(4,023)    $(3,634)
Unrecognized actuarial
 (gain) or loss.........     (1,181)         (668)    (1,766)        (40)         166         371
Unrecognized transition
 obligation.............       (143)         (159)       (16)         --           --          --
Unrecognized prior
 service................      1,102         1,118      1,472        (161)          --          --
                            -------      --------    -------     -------      -------     -------
Net amount recognized at
 end of period..........    $(1,959)     $ (1,106)   $  (571)    $(4,550)     $(3,857)    $(3,263)
                            =======      ========    =======     =======      =======     =======
Amounts recognized in
 balance sheet
Intangible asset........    $   525      $    537    $    35     $   --       $   --      $   --
Accrued benefit
 liability..............     (2,484)       (1,643)      (606)     (4,550)      (3,857)     (3,263)
                            -------      --------    -------     -------      -------     -------   ---
Net amount..............    $(1,959)     $ (1,106)   $  (571)    $(4,550)     $(3,857)    $(3,263)
                            =======      ========    =======     =======      =======     =======

  Plan assets are invested in debt and equity marketable securities.

  To fund health care benefits under its collective bargaining agreements, the Company maintains a Voluntary Employee Beneficiary Association ("VEBA") Trust to which it makes contributions from time to time. Plan assets are invested in debt and equity marketable securities.

  Following are the weighted-average assumptions used in developing the projected benefit obligation:

                                                                      August
                                                     December 31,       31,
                                                     --------------  ----------
                                                       1999    1998  1998  1997
                                                     --------  ----  ----  ----
      Discount rate.................................      7.5% 7.25% 7.0%  7.5%
      Return on plan assets.........................      8.5%  8.5% 8.0%  8.0%
      Increase in future compensation...............  4.0-4.5%  5.0% 5.0%  5.0%
      Health care inflation trend................... 8.0-10.0%  8.0% 7.0%  8.0%

                               ESSEX GAS COMPANY

(6) Retiree Benefits (continued)

  The health care inflation rate for 2000 is assumed to be 8.0% and 10.0% for pre-65 and post-65 health care benefits, respectively. The rate is assumed to decrease gradually to 5.0% in 2006 for pre-65 benefits (2008 for post-65 benefits) and remain at that level thereafter. A one percentage point increase or decrease in the assumed health care trend rate for 1999 would have the following effects:

                                                One-Percentage One-Percentage
                                                Point Increase Point Decrease
                                                -------------- --------------
                                                       (In Thousands)
      Service cost and interest cost
       components..............................      $ 24          $ (23)
      Post-retirement benefit obligation.......      $541          $(466)

(7) Leases

  The Company is obligated under various lease agreements for certain facilities and equipment used in operations. Total expenditures under operating leases were $318,000 for year ended December 31, 1999, $51,000 for the Transition Period and $285,000 and $299,000 for the fiscal years 1998 and 1997, respectively. The property classified as a capital lease as of December 31, 1999 and 1998 is as follows:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                            (In Thousands)
      Buildings.......................................    $1,124       $1,124
      Less: Accumulated depreciation..................      (653)        (592)
                                                          ------       ------
                                                           $ 471       $  532
                                                          ======       ======

  Depreciation expense of $61,000, $19,000, $54,000, and $50,000 along with interest of $42,000, $15,000, $49,000, and $53,000 related to the capital lease is included in other operating expenses for the year ended December 31, 1999, Transition Period ended December 31, 1998 and fiscal years ended August 31, 1998 and 1997, respectively.

  The Company also has various operating lease agreements for equipment, vehicles and office space. The remaining minimum annual rental commitment for these and all other non-cancelable leases is as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                (In Thousands)
      2000....................................................  $ 103     $57
      2001....................................................    103      11
      2002....................................................    103     --
      2003....................................................    103     --
      Thereafter..............................................    186     --
                                                                -----     ---
      Total minimum lease payments............................    598     $68
                                                                          ===
      Less: Amount representing interest......................    127
                                                                -----
                                                                $ 471
                                                                =====

                               ESSEX GAS COMPANY

(8) Fair Values of Financial Instruments

  The following methods and assumptions were used to estimate the fair values of financial statements:

    Cash and Cash Equivalents--The carrying amounts approximate fair value.

    Short-Term Debt--The carrying amounts of the Company's short-term debt, including notes payable and gas inventory financing, approximate their fair value.

    Long-Term Debt--The fair value of long-term debt is estimated based on currently quoted market prices.

  The carrying amounts and estimated fair values of the Company's long-term debt for the periods noted below are as follows:

                                                                Carrying  Fair
                                                                 Amount   Value
                                                                -------- -------
                                                                 (In Thousands)
      December 31, 1999........................................ $28,030  $28,853
      December 31, 1998........................................ $28,731  $33,996

(9) Related Party Transactions

  The Company incurred $400,000 in 1999 for legal, tax and corporate services provided by Eastern. Included in the Consolidated Balance Sheet at December 31, 1999 is a note payable to Eastern in the amount of $4,000,000. Interest is charged based on the quarterly short-term applicable federal rate issued by the Internal Revenue Service, and was 5.45% as of December 31, 1999.

  Substantially all of the administrative functions and information technology systems are integrated with those of Boston Gas Company, an affiliated company. As allowed by the Department, Essex is charged for only those costs incrementally incurred to provide these services.

(10) Environmental Matters

  The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") operations, including former operating plants and a gas holder site. The Company may have or share responsibility under applicable environmental laws for the remediation of four former MGP's and one former gas holder site, as well as for one non-MGP site. The Company has estimated its potential share of the costs of investigating and remediating these sites in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company has recorded a liability of approximately $300,000, which represents its best estimate at this time of remediation costs. However, there can be no assurance that actual cost will not vary considerably from this estimate. Factors that may bear on actual costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

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

                               ESSEX GAS COMPANY

(10) Environmental Matters (continued)

  By a rate order issued on May 25, 1990, the Department approved recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company currently believes, in light of the Department rate order, that it is not probable that actual costs will materially affect its financial condition or results of operations.

(11) Selected Comparative Financial Information

                                                           Four Months Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
                                                               Unaudited
Operating Revenues....................................   $16,637      $16,297
                                                         -------      -------
Operating Margin......................................   $ 9,083      $ 8,539
                                                         -------      -------
Operating Expenses....................................   $13,636      $ 6,342
                                                         -------      -------
Earnings (loss) Before Extraordinary Item.............   $(5,559)     $ 1,189
                                                         -------      -------
Extraordinary Item, Net of Tax........................   $(2,874)     $    --
                                                         -------      -------
Net Earnings (loss)...................................   $(8,433)     $ 1,189
                                                         =======      =======

  The significant increase in operating expenses for the four months ended December 31, 1998 as compared to the four months ended December 31, 1997, is primarily due to merger related expenses as discussed in Note 1.

  This financial information is presented herein for comparative purposes and includes any adjustments which are, in the opinion of management, necessary for a fair presentation.

(12) Merger

  On November 4, 1999, Eastern signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of satisfactory regulatory approvals and the approval of Eastern shareholders, the transaction is expected to close in mid to late 2000, although it is possible that the transaction will not close until 2001.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Essex Gas Company:

  We have audited the accompanying consolidated balance sheets of Essex Gas Company (a Massachusetts corporation and wholly owned subsidiary of Eastern Enterprises) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for the year ended December 31, 1999, for the four-month period ended December 31, 1998, and each of the two years in the period ended August 31, 1998. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Gas Company and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the four-month period ended December 31, 1998, and each of the two years in the period ended August 31, 1998, in conformity with accounting principles generally accepted in the United States.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

  As discussed in Note 1, as a result of the merger, the approved rate plan and related discontinuance of SFAS No. 71, the Company changed certain accounting practices to comply with generally accepted accounting principles for non-regulated entities.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 21, 2000

                               ESSEX GAS COMPANY

                         INTERIM FINANCIAL INFORMATION
             For the Two Years Ended December 31, 1999 (Unaudited)

                                              Three Months Ended
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                   1999      1999        1999          1999
                                 --------- --------  ------------- ------------
                                                (In Thousands)
Operating revenues..............  $22,049  $ 4,410      $3,718       $13,919
Operating margin................  $12,048  $ 2,707      $2,862       $ 8,314
Operating earnings (loss).......  $ 4,561  $  (859)     $  921       $ 3,589
Net earnings (loss).............  $ 3,969  $(1,346)     $  249       $ 3,064

                                                Three Months Ended
                                   --------------------------------------------
                                   February 28, May 31, August 31, December 31,
                                       1998      1998      1998        1998
                                   ------------ ------- ---------- ------------
                                                  (In Thousands)
Operating revenues................   $23,028    $14,154   $4,604     $15,009
Operating margin..................   $11,695    $ 7,400   $2,728     $ 8,129
Operating earnings (loss).........   $ 3,902    $ 1,683   $  593     $ 2,953
Net earnings (loss)...............   $ 3,246    $ 1,000   $ (150)    $ 1,357

  In the opinion of management, the quarterly financial data includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such information. Quarterly data for the prior period reflects the last three fiscal quarters for the fiscal year ended August 31, 1998 plus the three months ended December 31, 1998.

                                                                     SCHEDULE II

                               ESSEX GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1999
                                 (In Thousands)

                                          Additions
                                     -------------------
                          Balance,    Charged   Charged       Net        Balance,
                        December 31, (credited) to other  Deductions   December 31,
      Description           1998     to income  accounts from Reserves     1999
      -----------       ------------ ---------- -------- ------------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
  Reserves for doubtful
   accounts............    $  745      $  637    $ --        $ 634        $  748
                           ======      ======    =====       =====        ======
RESERVES INCLUDED IN
 LIABILITIES:
  Reserve for
   postretirement
   benefit cost........    $3,857      $  965    $ --        $  20        $4,802
  Reserve for self-
   insurance...........       100         166      --          --            266
  Reserve for
   environmental
   expenses............       377         --       --           77           300
  Reserve for pension..     1,643         709       84         --          2,436
                           ------      ------    -----       -----        ------
    Total reserves
     included in
     liabilities.......    $5,977      $1,840    $  84       $  97        $7,804
                           ======      ======    =====       =====        ======

                                                                     SCHEDULE II

                               ESSEX GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
               For the Transition Period Ended December 31, 1998
                                 (In Thousands)

                                        Additions
                                   -------------------
                         Balance,   Charged   Charged       Net        Balance,
                        August 31, (credited) to other  Deductions   December 31,
      Description          1998    to income  accounts from Reserves     1998
      -----------       ---------- ---------- -------- ------------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
  Reserves for doubtful
   accounts............   $  559     $  169    $ --        $(17)        $  745
                          ======     ======    =====       ====         ======
RESERVES INCLUDED IN
 LIABILITIES:
  Reserve for
   postretirement
   benefit cost........   $3,263     $  661    $ --        $ 67         $3,857
  Reserve for self-
   insurance...........      100        --       --         --             100
  Reserve for
   environmental
   expenses............      100        --       277        --             377
  Reserve for pension..      606        535      502        --           1,643
                          ------     ------    -----       ----         ------
    Total reserves
     included in
     liabilities.......   $4,069     $1,196    $ 779       $ 67         $5,977
                          ======     ======    =====       ====         ======

                                                                     SCHEDULE II

                               ESSEX GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                   For the Fiscal Year Ended August 31, 1998
                                 (In Thousands)

                                        Additions
                                   -------------------
                         Balance,   Charged   Charged       Net       Balance,
                        August 31, (credited) to other  Deductions   August 31,
      Description          1997    to income  accounts from Reserves    1998
      -----------       ---------- ---------- -------- ------------- ----------
RESERVES DEDUCTED FROM
 ASSETS:
  Reserves for doubtful
   accounts............  $   772     $ 431      $--        $ 644      $   559
                         =======     =====      ====       =====      =======
RESERVES INCLUDED IN
 LIABILITIES:
  Reserve for
   postretirement
   benefit cost........  $ 3,463     $ 575      $--        $ 775      $ 3,263
  Reserve for self-
   insurance...........      100       --        --          --           100
  Reserve for
   environmental
   expenses............      --        --        100         --           100
  Reserve for
   pension.............      479       326       --          199          606
                         -------     -----      ----       -----      -------
    Total reserves
     included in
     liabilities.......  $ 4,042     $ 901      $100       $ 974      $ 4,069
                         =======     =====      ====       =====      =======

                                                                     SCHEDULE II

                               ESSEX GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                   For the Fiscal Year Ended August 31, 1997
                                 (In Thousands)

                                        Additions
                                   -------------------
                         Balance,   Charged   Charged       Net       Balance,
                        August 31, (credited) to other  Deductions   August 31,
      Description          1996    to income  accounts from Reserves    1997
      -----------       ---------- ---------- -------- ------------- ----------
RESERVES DEDUCTED FROM
 ASSETS:
  Reserves for doubtful
   accounts............   $  653     $  614    $ --        $495        $  772
                          ======     ======    =====       ====        ======
RESERVES INCLUDED IN
 LIABILITIES:
  Reserve for
   postretirement
   benefit cost........   $3,642     $  590    $ --        $769        $3,463
  Reserve for self-
   insurance...........      100        --       --         --            100
  Reserve for pension..        2        433       44        --            479
                          ------     ------    -----       ----        ------
    Total reserves
     included in
     liabilities.......   $3,744     $1,023    $  44       $769        $4,042
                          ======     ======    =====       ====        ======