Form 10-Q
period 2000-03-31
ESSEX GAS CO
filed 2000-04-28
CIK 46189

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                          Commission File Number 18154

                               ESSEX GAS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                          04-1427020
------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                ----------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

Yes  X    No __

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

ESSEX GAS COMPANY ("Company")

Consolidated Statements of Earnings
-----------------------------------

                                        (In Thousands)

                                     Three Months Ended
                                     ------------------
                                    March 31,   March 31,
                                         2000        1999
                                      -------     -------

OPERATING REVENUES
Cost of gas sold                      $20,882     $22,049
Operating Margin                        8,992      10,001
                                      -------     -------
                                       11,890      12,048
                                      -------     -------

OPERATING EXPENSES:
 Operations                             1,827       1,977
 Maintenance                              351         310
 Depreciation and amortization          1,742       1,967
 Income taxes                           2,627       2,501
 Taxes, other than income                 646         640
                                      -------     -------
 Total Operating Expenses               7,193       7,395
                                      -------     -------

OPERATING EARNINGS                      4,697       4,653

OTHER EARNINGS, NET                        24          49
                                      -------     -------

EARNINGS BEFORE INTEREST EXPENSE        4,721       4,702
                                      -------     -------

INTEREST EXPENSE:
 Long-term debt                           616         616
 Other, including amortization
  of debt expense                          59         118
 Less-Interest used during
  Construction                            (24)         (1)
                                      -------     -------

 Total Interest Expense                   651         733
                                      -------     -------

NET EARNINGS                          $ 4,070     $ 3,969
                                      =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3

Essex Gas Company
-----------------

Consolidated Balance Sheets
---------------------------


                                                      (In Thousands)

                                           March 31,   March 31,   December 31,
                                                2000        1999           1999
                                            --------    --------       --------

ASSETS

GAS PLANT, AT COST                          $116,283    $112,423       $116,284
  Construction work-in-progress                2,062         500          1,192
  Less-Accumulated depreciation              (35,775)    (31,886)       (33,846)
                                            --------    --------       --------
     Net Plant                                82,570      81,037         83,630
                                            --------    --------       --------


CURRENT ASSETS:

  Cash                                           174         245            122
  Accounts receivable less reserves
     of $896 and $845 at March 31, 2000
     and 1999, respectively, and
     $748 at December 31, 1999                 7,987       8,049          3,660
  Accounts receivable - affiliates             1,007       2,840              -
  Accrued utility margin                       1,514       2,653          2,414
  Deferred gas costs                           1,493           -          2,828
  Natural gas and other inventories              917         999          1,155
  Materials and supplies                         471         577            484
  Current income taxes                             -           -            913
  Prepaid expenses                                22          83             25
                                            --------    --------       --------
     Total Current Assets                     13,585      15,446         11,601
                                            --------    --------       --------


OTHER ASSETS:
  Unamortized debt expense                       667         701            676
  Other                                        1,238       1,400          1,289
                                            --------    --------       --------
     Total Other Assets                        1,905       2,101          1,965
                                            --------    --------       --------

  TOTAL ASSETS                              $ 98,060    $ 98,584       $ 97,196
                                            ========    ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 4


Essex Gas Company
-----------------

Consolidated Balance Sheets
---------------------------

                                                            (In Thousands)

                                                  March 31,  March 31,  December 31,
                                                     2000       1999        1999
                                                  ---------  ---------  ------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stockholder's investment-
      Common stock, no par value, 200,000
        authorized shares; issued and
           outstanding 100 shares                 $27,805    $27,805      $27,805
        Unrealized gain on investments
           available for sale, net                     22         10           22
        Retained earnings                          11,799     11,324        7,729
                                                  -------    -------      -------

           Total common stockholder's
             Investment                            39,626     39,139       35,556
                                                  -------    -------      -------
   Long-term obligations less current portion      27,348     28,055       27,365
                                                  -------    -------      -------
        Total Capitalization                       66,974     67,194       62,921
                                                  -------    -------      -------

CURRENT LIABILITIES:
   Current portion of long-term obligations           667        661          665
   Gas inventory financing                            729      1,021        1,234
   Notes payable                                        -      1,850            -
   Notes payable to parent company                  4,000      4,000        4,000
   Accounts payable                                 4,205      2,372        5,042
   Accounts payable - affiliate                         -         30        4,687
   Accrued interest                                   899      1,007          290
  Accrued taxes                                       219        360           54
   Accrued income taxes                             2,322        578            -
   Refundable gas costs due customers                   -      3,014            -
Refunds due customers                                  41          9           55
Other                                                 134        471          148
                                                  -------    -------      -------
   Total Current Liabilities                       13,216     15,373       16,175
                                                  -------    -------      -------


RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                             8,677      7,183        8,967
  Unamortized investment tax credits                  959      1,030          977
  Retirement benefit liabilities                    7,361      5,609        7,238
  Other reserves                                      873      2,195          918
                                                  -------    -------      -------
     Total Reserves and Deferred Credits           17,870     16,017       18,100
                                                  -------    -------      -------

  TOTAL CAPITALIZATION AND LIABILITIES            $98,060    $98,584      $97,196
                                                  =======    =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 5

Essex Gas Company
-----------------
Consolidated Statements of Cash Flows
-------------------------------------
                                                            (In Thousands)
                                                          Three Months Ended
                                                        ----------------------
                                                        March 31,   March 31,
                                                          2000        1999
                                                          ----        ----
Cash flows from operating activities:

  Net Earnings                                          $ 4,070     $ 3,969
  Adjustments to reconcile net earnings to cash
     Provided by operating activities:
     Depreciation and amortization                        1,942       2,049
     Deferred income taxes                                 (290)       (176)
     Other changes in assets and liabilities:
       Accounts receivable                               (4,327)     (6,615)
       Accounts receivable/payable-affiliates            (5,693)          -
       Accrued utility margin                               900        (368)
       Inventory                                            251       2,711
       Accounts payable                                    (837)       (204)
       Refunds due customers                                (14)        (25)
       Federal and state income taxes                     3,235       3,082
       Deferred gas costs                                 1,335       2,815
       Other, net                                           900        (288)
                                                        -------     -------

Cash provided by operating activities                     1,472       6,950
                                                        -------     -------

Cash flows from investing activities:

  Capital expenditures                                     (870)       (382)
  Net cost of removal                                       (30)        (10)
                                                        -------     -------

Cash used for investing activities                         (900)       (392)
                                                        -------     -------

Cash flows from financing activities:

  Change in long-term debt                                  (15)          -
  Change in inventory financing                            (505)     (3,324)
  Change in notes payable                                     -      (3,055)
                                                        -------     -------

Cash Used for Financing Activities                         (520)     (6,379)
                                                        -------     -------

Increase in cash and cash equivalents                        52         179
Cash and cash equivalents at beginning
  of period                                                 122          66
                                                        -------     -------

Cash and cash equivalents at end of period              $   174     $   245
                                                        =======     =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
  Interest net of amounts capitalized                   $    82     $   172
  Income taxes                                          $  (318)    $  (698)

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6

                               ESSEX GAS COMPANY
                               -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2000
                                 --------------



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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 1999 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     Merger
     ------

     On November 4, 1999, Eastern Enterprises ("Eastern"), the parent company of Essex Gas, signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of satisfactory regulatory approvals, the transaction is hoped to close in the early fall of 2000. The merger was approved by Eastern's shareholders on April 26, 2000.

                                                                       FORM 10-Q
                                                                          Page 7

     Seasonal Aspect
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to temperature conditions. Consequently, there is less gas throughput during the summer months than during the winter months. In addition, under its seasonal rate structure, the rates charged customers during November through April are higher than those charged during May through October. In order to more properly match depreciation and property tax expense with margin each month, the Company charges to depreciation and property tax expense an amount equal to the percentage of the annual volume of firm gas throughput forecasted for the month, applied to the estimated annual depreciation and property tax expense.

     Reclassifications
     -----------------

     Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 -----------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     ----------------------

     RESULTS OF OPERATIONS

     Net earnings for the first quarter of 2000 were $4.1 million, up $.1 million from net earnings of $4.0 million in the first quarter of 1999. Weather was 5% colder than 1999, but 3.5% warmer than normal.

     Both operating margin and total operating expenses for the first quarter of 2000 were comparable to 1999.

     YEAR 2000 ISSUES

     The Company continued to monitor its systems through the end of the first quarter of 2000, including the quarter closing activity. No significant year 2000 errors or discrepancies were detected and no costs were incurred. The Company will no longer report on Year 2000 issues.

     FORWARD-LOOKING INFORMATION

     This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

                                                                       FORM 10-Q
                                                                          Page 8

     Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the impact of any merger-related activities, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal, changes in economic conditions, including interest rates, and regulatory and court decisions and developments with respect to previously disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 2000 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

     The Company expects capital expenditures for 2000 to be approximately $7.5 million.

                                                                       FORM 10-Q
                                                                          Page 9

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

                                                                       FORM 10-Q
                                                                         Page 10


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



                                                Essex Gas Company
                                  -------------------------------------------
                                                (Registrant)


                                            /s/ Joseph F. Bodanza
                                  --------------------------------------------
                                  J.F. Bodanza, Sr. Vice President and Treasurer (Principal Financial and Accounting Officer)




Dated: April 28, 2000
      ---------------------